Form 10-Q
period 2000-02-29
IMPRESO COM INC
filed 2000-04-14
CIK 1108345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED FEBRUARY 29, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-29883

                                IMPRESO.COM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                           75-2849585
     -------------------------------         -------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)


                           652 SOUTHWESTERN BOULEVARD
                              COPPELL, TEXAS 75019
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (972) 462-0100
              (Registrant's telephone number, including area code)
                      (Formerly known as TST/Impreso, Inc.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                  Yes   [X]                                No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.

          Class of Common Stock         Shares outstanding at April 13, 2000
          ---------------------         ------------------------------------
            $0.01 Par Value                           5,292,780

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                FEBRUARY 29, 2000

                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Consolidated Financial Statements:

         Interim Consolidated Balance Sheets as of February 29,
         2000, (Unaudited) and August 31, 1999                              1

         Interim Consolidated Statements of Operations for the
         Three Months and Six Months Ended February 29, 2000,
         and February 28, 1999 (Unaudited)                                  3

         Interim Consolidated Statements of Cash Flows for the
         Six Months Ended February 29, 2000, and February 28, 1999
         (Unaudited)                                                        4

         Notes to Interim Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

                                IMPRESO.COM, INC. AND SUBSIDIARIES

                               INTERIM CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                    February 29,     August 31,
                                                                       2000             1999
                                                                    ------------    ------------
                                                                    (Unaudited)
Current assets:
      Cash and cash equivalents                                     $    215,665    $     22,629
      Trade accounts receivable, net of allowance for doubtful
           accounts of $203,170 at February 29, 2000 and $130,397
           at August 31, 1999                                          6,519,328       6,295,988
      Income tax receivable                                                   --         478,909
      Investments in marketable securities                                11,088          11,088
      Inventories                                                     25,882,899      18,801,015
      Prepaid expenses and other                                         244,993         200,739
      Deferred income tax assets                                          95,598          44,335
                                                                    ------------    ------------

                        Total current assets                          32,969,571      25,854,703
                                                                    ------------    ------------

Property, plant and equipment, at cost                                17,410,016      16,845,961
      Less-Accumulated depreciation                                   (9,704,120)     (9,635,739)
                                                                    ------------    ------------

                        Net property, plant and equipment              7,705,896       7,210,222
                                                                    ------------    ------------


Other assets                                                              45,555          19,453
                                                                    ------------    ------------


                        Total assets                                $ 40,721,022    $ 33,084,378
                                                                    ============    ============


        The accompanying notes are in integral part of these consolidated balance sheets.

                                                1

                                 IMPRESO.COM, INC. AND SUBSIDIARIES

                                 INTERIM CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   February 29,   August 31,
                                                                       2000          1999
                                                                   -----------    ----------
                                                                   (Unaudited)

Current Liabilities:
      Accounts payable                                             $12,469,266    $9,053,907
      Accrued liabilities                                            1,268,360     1,678,862
      Current maturities of long-term debt                             147,322        28,179
      Line of credit                                                10,379,162     6,357,787

      Prepetition liabilities:
           Current maturities of long-term debt                          6,961        35,233
                                                                   -----------   -----------

                     Total current liabilities                      24,271,071    17,153,968
                                                                   -----------   -----------

      Deferred income tax liability                                    761,450       727,865
      Long-term portion of prepetition debt, net of
        current maturities                                             256,500       884,785
      Long-term debt, net of current maturities                      2,594,654     1,744,487
                                                                   -----------   -----------

                     Total liabilities                              27,883,675    20,511,105
                                                                   -----------   -----------

Commitments and contingencies

Stockholders' equity:
      Preferred Stock, $.01 par value; 5,000,000 shares authorized;
           0 shares issued and outstanding                                 ---           ---
      Common Stock, $.01 par value; 15,000,000 shares authorized;
           5,292,780 shares issued and outstanding                      52,928        52,928
      Warrants                                                             110           110
      Additional paid-in-capital                                     6,319,572     6,319,572
      Retained earnings                                              6,464,737     6,200,663
                                                                   -----------   -----------

                     Total stockholders' equity                     12,837,347    12,573,273
                                                                   -----------   -----------

                     Total liabilities and stockholders' equity    $40,721,022   $33,084,378
                                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.


                                 IMPRESO.COM, INC. AND SUBSIDIARIES

                            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)

                                            Three Months Ended             Six Months Ended
                                      February 29,    February 28,    February 29,    February 28,
                                         2000             1999            2000            1999
                                      ------------    ------------    ------------    ------------
Net Sales                             $ 16,321,696    $ 13,750,604    $ 32,830,049    $ 28,022,626
Cost of sales                           14,148,293      11,858,679      28,752,285      24,474,747
                                      ------------    ------------    ------------    ------------

             Gross profit                2,173,403       1,891,925       4,077,764       3,547,879

Other costs and expenses:
             Selling, general
                and administrative       1,683,706       1,357,208       3,164,886       2,589,453
             Interest expense              313,878         172,859         557,284         354,592
             Other income, net             (77,652)        (36,272)        (74,704)        (17,051)
                                      ------------    ------------    ------------    ------------

             Total other costs and       1,919,932       1,493,795       3,647,466       2,926,994
                expenses
Income before income tax expense           253,471         398,130         430,298         620,885

Income tax expense (benefit):
             Current                       108,102         136,455         183,902         220,654
             Deferred                        6,946           2,239         (17,678)          4,095
                                      ------------    ------------    ------------    ------------


Net income                            $    138,423    $    259,436    $    264,074    $    396,136
                                      ============    ============    ============    ============

Net income per common share
  (basic and diluted)                 $       0.03    $       0.05    $       0.05    $       0.07
                                      ============    ============    ============    ============

Weighted average shares outstanding      5,292,780       5,292,780       5,292,780       5,292,780

The accompanying notes are an integral part of these consolidated financial statements.

                                                  3

                                 IMPRESO.COM, INC. AND SUBSIDIARIES

                            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)

                                                                       Six Months Ended
                                                                  --------------------------
                                                                  February 29,   February 28,
                                                                     2000            1999
                                                                  -----------    -----------
Cash Flows From Operating Activities
      Net income                                                  $   264,074    $   396,136
      Adjustments to reconcile net income to net cash
        used in operating activities-
           Depreciation and amortization                              324,774        251,010
           Increase (decrease) in deferred income taxes               (17,678)         4,095
           (Increase) decrease in accounts receivable, net           (223,340)       535,725
           Increase in inventories                                 (7,081,884)    (3,650,309)
           Increase in prepaid expenses and other                     (44,254)       (43,177)
           Increase in other non current assets                       (26,102)       (56,544)
           Increase in accounts payable                             3,415,359      2,089,546
           Decrease in accrued liabilities                           (410,502)      (149,299)
           (Increase) decrease in Federal Income Tax receivable       478,909        (61,846)
                                                                  -----------    -----------

             Net cash used in operating activities                 (3,320,644)      (684,663)
                                                                  -----------    -----------

Cash Flows From Investing Activities:
      Additions to property, plant, and equipment                    (848,936)      (252,996)
      Sales of property, plant and equipment, net                      28,488         11,150
                                                                  -----------    -----------

             Net cash used in investing activities                   (820,448)      (241,846)
                                                                  -----------    -----------

Cash Flows From Financing Activities:
      Borrowings on line of credit, net                             4,021,375        961,445
      Payments on prepetition debt                                   (656,557)       (26,295)
      Borrowings (payments) on post petition debt, net                969,310        (16,025)
                                                                  -----------    -----------

             Net cash provided by financing activities              4,334,128        919,125
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  193,036         (7,384)

Cash and cash equivalents, beginning of period                         22,629        117,840
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $   215,665    $   110,456
                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                       IMPRESO.COM, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND NATURE OF BUSINESS
     -----------------------------------

On March 7, 2000, at TST/Impreso, Inc.'s annual meeting, the shareholders voted in favor of the proposal to create a parent holding company named Impreso.com, Inc. As a result of this approval, existing TST/Impreso, Inc. shareholders received an equal number of shares in Impreso.com, Inc., and Impreso.com, Inc. now holds the shares of TST/Impreso, Inc. Also in March 2000, TST/Impreso, Inc. exchanged all of its interest in the Hotsheet web portal for a majority of the outstanding common shares of a newly formed Texas corporation, Hotsheet.com, Inc., and in a subsequent transaction, declared an upstream dividend distribution from TST/Impreso, Inc. to Impreso.com, Inc., of all of its shares of the common stock in Hotsheet.com, Inc. The effect of these transactions was to create a holding company structure with two subsidiaries.

Impreso.com, Inc., a Delaware corporation, is the parent holding company of TST/Impreso, Inc., a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets and Hotsheet.com, Inc., the owner and operator of the Hotsheet web portal. TST/Impreso, Inc.'s product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").


2.   INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------------------------

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 29, 2000, and its results of operations for the three and six months ended February 29, 2000, and February 28, 1999. Results of the Company's operations for the interim period ended February 29, 2000, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, as amended by Form 10-K/A (the "Company's Form 10-K"), for the fiscal year ended August 31, 1999 ("Fiscal 1999"), File Number 0-26774. Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.   INVENTORIES
     -----------

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

Inventories consisted of the following:

                          February 29,        August 31,
                              2000               1999
                           -----------       -----------
      Finished Goods       $ 6,769,126       $ 5,126,046
      Raw Materials         18,360,002        12,826,083
      Supplies                 723,825           783,964
      Work-in-process           29,946            64,922
                           -----------       -----------
            Total          $25,882,899       $18,801,015
                           ===========       ===========



4.   LONG-TERM DEBT AND LINE OF CREDIT:
     ---------------------------------

      The following is a summary of the Company's long-term debt and line of credit:
                                                       February 29,   August 31,
                                                           2000         1999
                                                           ----         ----

     Note  payable  to  a   commercial   financial
     corporation  under a  revolving  credit  line
     maturing  May 2001,  secured by  inventories,
     trade   accounts    receivable,    equipment,
     goodwill   associated   with  the   Company's
     trademark  IMPRESO  (no  value  on  financial
     statements),  and a personal guarantee by the
     trustee  of a  trust  which  is  a  principal
     shareholder of  Impreso.com,  Inc.,  interest
     payable  monthly  at prime  plus 0.25% (9% at
     February 29, 2000).                               $10,379,162    $6,357,787

     Note  payable  to  a   commercial   financial
     corporation,   secured,  payable  in  monthly
     installments, interest at 1.3%, maturing June
     2001.                                                   7,542         9,862

     Note  payable  to  a   commercial   financial
     corporation, payable in monthly installments,
     interest at 7.25%, maturing December 2002.             41,718        48,980

     Note  payable to a bank  secured by property,
     payable  in monthly  installments  of $14,391
     (including  interest  at 4.5%  above the 11th
     District Cost of Funds rate, 9.5% at February
     29, 2000) maturing August 2008.                     1,691,347     1,698,720

     Note  payable  to  a   commercial   financial
     corporation,   secured,  payable  in  monthly
     installments, interest rate of 6.7%, maturing
     July 2003.                                             13,388        15,103

     Note payable to a bank,  secured by property,
     payable  in  monthly  installments,  interest
     rate at 8.5% for 5 years,  interest  at prime
     plus  0.25%  thereafter,   maturing  December
     2009.                                                 636,153           ---

     Note  payable  to  a   commercial   financial
     corporation, payable in monthly installments,
     interest rate at 10.27%,  maturing  September
     2004.                                                 234,035           ---

     Note  payable  to  a   commercial   financial
     corporation, payable in monthly installments,
     interest  rate at 11.17%,  maturing  November
     2004.                                                 102,562           ---

     Note  payable  to  a   commercial   financial
     corporation, payable in monthly installments,
     interest rate at 6.9%, maturing August 2004.           15,231           ---

     Prepetition-


     Note payable to a bank,  secured by property,
     payable  in  monthly  installments  of $4,815
     (including  interest at 6%) through May 2003,
     at which time the remaining  balance  becomes
     due and payable.                                          ---       546,120

     Other notes  payable,  secured by one or more
     of the following: a personal guarantee by the
     trustee  of a  trust  which  is  a  principal
     shareholder of Impreso.com, Inc., and certain
     property,  plant,  and  equipment,   maturity
     dates to 2023, interest rates ranging from 4%
     to 8%.                                               263,461       373,899
                                                     ------------    ----------

     Total                                             13,384,599     9,050,471

     Less-Current maturities                          (10,533,445)   (6,421,199)
                                                     ------------    ----------

     Long term debt                                  $  2,851,154    $2,629,272


As of February 29, 2000, the revolving credit line is limited to the lesser of $13,000,000 or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $1.1 million. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of February 29, 2000, the Company was in compliance with all covenants.

In March 2000, the Company amended it's revolving line of credit to increase the line from $13 million to $14.9 million. The amended loan's available borrowings under eligible inventories is limited by a staggered declining cap based upon certain dates.

5.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                           Six Months Ended
                                        February 29,  February 28,
                                          2000            1999
                                         --------       --------
     Cash paid during the period for:
          Interest                       $557,284       $354,592
          Income taxes                   $ 79,606       $285,632


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Net Sales---Net sales increased from $13.8 million in the three months ended February 28, 1999, to $16.3 million in the same period in fiscal 2000, an increase of $2.6 million or 18.7%. Net sales increased from $28 million in the six months ended February 28, 1999, to $32.8 million in the same period in fiscal 2000, an increase of $4.8 million, or 17.2%. Net sales increased in the first and second quarters of fiscal 2000, as a result of the expanding distribution and sales of the Company's branded and specialty imaging products.

Gross Profit--- Gross profit increased from $1.9 million in the three months ended February 28, 1999, to $2.2 million in the three months ended February 29, 2000, an increase of 14.9%. Gross profit increased from $3.5 million in the six months ended February 28, 1999, to $4.1 million in the same period in 2000, an increase of $530,000, or 14.9%. Gross profit margin decreased from 13.8%, in the second quarter of fiscal 1999, to 13.3% in the corresponding period of 2000. Gross profit margin decreased from 12.7% in the six month period ended February 28, 1999, to 12.4% in the same period in fiscal 2000. Gross profit margins decreased in the three and six month periods ended February 29, 2000, as compared to the corresponding period of the prior year, as a result of increased raw material costs which were not fully passed onto the Company's customers.

Selling, General, and Administrative Expenses---- SG&A expenses increased from $1.4 million in the three months ended February 28, 1999, to $1.7 million in the corresponding period of fiscal 2000, an increase of $326,000 or 24.1%. SG&A as a percentage of net sales increased from 9.9% in the second quarter of fiscal 1999, to 10.3% in the corresponding period of fiscal 2000. SG&A increased from $2.6 million, or 9.2% of net sales for the six months ended February 28, 1999 to $3.2 million, or 9.6% of net sales in the same period of fiscal 2000. The increase in SG&A as a dollar amount and as a percentage of net sales for the three and six month periods of February 29, 2000, resulted primarily from the addition of new employees in the Company's Marketing department and increased expenses associated with a larger sales force.

Interest Expense----Interest expense increased from $173,000 in the three months ended February 28, 1999, to $314,000 in the same period of fiscal 2000, an increase of 81.6%. Interest expense increased from $355,000, in the six months ended February 28, 1999, to $557,000 in the corresponding period of fiscal 2000, an increase of 57.2%. The increase in interest expense for the three and six month periods ended February 29, 2000, was primarily attributable to increased borrowings under the Company's revolving line of credit. The increased borrowings reflected the Company's increased inventory, which increased 37.7% as of February 29, 2000, as compared to August 31, 1999, and increased accounts receivable. Financed acquisitions of property and equipment also contributed to the increase in interest expense.

Income Taxes--- Income tax expense decreased from $139,000 for the three months ended February 28, 1999, to $115,000 in the second quarter of fiscal 2000. Income tax expense decreased from $225,000 for the six months ended February 28, 1999, to $166,000 in the six months ended February 29, 2000. The decrease in income tax expense was the result of a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working capital remained constant at $8.7 million at February 29, 2000 and August 31, 1999.

In May 1999, the Company entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company and Impreso.com, Inc., and trustee of a trust which is a principal shareholder of Impreso.com, Inc.. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (8.75% at February 29, 2000), are based upon specified percentages of eligible accounts receivable and inventories. As of February 29, 2000, there was a $1.1 million borrowing capacity remaining under the $13 million line of credit.

In March 2000, the Company amended its revolving line of credit to increase the line from $13 million to $14.9 million. The amended loan's available borrowings under eligible inventories is limited by a staggered declining cap based upon certain dates.

Impreso.com, Inc. believes that the funds available under the loan and loan commitment for the addition to the Company's West Virginia facility, the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy Impreso.com, Inc.'s requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events. There can be no assurance that such assumptions are correct. In addition, expansion of Impreso.com, Inc.'s operations due to growth of the TST/Impreso, Inc. business or capital requirements for launching Hotsheet.com, Inc., may require Impreso.com, Inc. to obtain additional capital for expansion purposes. It is anticipated if that should occur, the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risks such as foreign currency exchange rates, but is exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not have supply contracts with any of the Company's foreign vendors. All foreign vendors are paid in United States currency. In addition, the Company's international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, the Company does not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

The Company had both fixed-rate and variable-rate debts as of February 29, 2000. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of the Company's total long-term fixed rate and floating rate debt approximates fair value.

As of February 29, 2000, the Company did not own derivative or other financial instruments for trading or speculative purposes.

Based upon the Company's market risk sensitive debt outstanding at February 29, 2000, there was no material exposure to the Company's financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service the Company's customers. Because the Company has in the past and is currently expanding the manufacturing and distribution of new brands and types of products, the Company's raw material and finished goods inventory requirements have increased over prior years. Therefore, the Company has substantially increased its inventory levels. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in the Company's expanding inventory to accommodate less frequent, larger shipments. The Company bears the risk of increases in the prices charged by the Company's suppliers and decreases in the prices of raw materials held in the Company's inventory. If prices for products held in the Company's finished goods inventory decline or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

MARKET CONDITIONS

Continuing consolidation within the paper industry is creating significant opportunities for the Company to expand its customer base and increase its market share. The recent initiation of the liquidation of a major Midwestern competitor of the Company has resulted in the Company being approached by a substantial number of new customers which may be captured without compromise to the Company's profit margins and additional SG&A expenses.

The price of raw materials that the Company utilizes has been steadily increasing since the second quarter of fiscal 1999. The Company has responded to each increase from its suppliers by implementing price increases on its finished goods . In the first quarter 2000, the Company's suppliers implemented an increase which the Company was only partially successful in passing on to its customers. In the second quarter 2000, the Company delayed implementing to its largest customer another increase from its suppliers, which contributed to smaller profit margins for the reporting period . Resistance by customers to finished goods price increases will continue to create downward pressure on finished goods selling prices, which could result in lower profit margins for the Company in future reporting periods. If selling prices for products manufactured by the Company cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, the Company's results of operations could be materially adversely affected.

Management believes that raw material paper costs will continue to increase throughout the remainder of the Company's fiscal year. Market indications are that pulp wood product is currently in tight supply, and the supply will continue to decrease. In addition, there is new market pressure created by the striking of workers of a major manufacturer in Europe. Management has increased its inventory at competitive prices and believes it has advantageously positioned itself to capitalize on current market trends.

SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, the Company does not believe that such fluctuations have a material adverse effect on the Company's results of operations.

YEAR 2000

On January 1, 2000, the Company's computer system transitioned into the year 2000 without any material business interruptions.

SUBSEQUENT EVENTS

On March 7, 2000, at TST/Impreso, Inc.'s annual shareholder meeting, the shareholders voted in favor of the proposal to create a parent holding company, Impreso.com, Inc. As a result of this shareholder approval, existing TST/Impreso, Inc. shareholders received shares in Impreso.com, Inc., and Impreso.com, Inc. now holds the shares of TST/Impreso, Inc. In a separate transaction, TST/Impreso, Inc. issued a dividend to its parent corporation, Impreso.com, Inc. Impreso.com, Inc. received from TST/Impreso, Inc., a majority of the outstanding shares of common stock in Hotsheet.com, Inc., which owns as its primary asset the Hotsheet.com web portal. These transactions resulted in a holding company structure with two subsidiaries.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and the sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as the Company's ability to generate sufficient working capital, the Company's ability to continue to maintain sales to justify capital expenses, and the Company's ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory the Company requires, loss of any significant customer, and termination of contracts essential to the Company's business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

PART II:       OTHER INFORMATION

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.    DESCRIPTION OF EXHIBITS
-----------    -----------------------

   (a) 27      Financial data schedule.

   (b) No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2000

                                    Impreso.com, Inc.
                                    (Registrant)


                                    /s/Marshall Sorokwasz
                                    ----------------------------
                                    Marshall Sorokwasz
                                    Chairman of the Board, Chief
                                    Executive Officer, President
                                    and Director

                                    /s/Susan Atkins
                                    ----------------------------
                                    Susan Atkins
                                    Vice President and
                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.       DESCRIPTION OF EXHIBITS
-----------       -----------------------

    27            Financial data schedule.