Form 10-Q
period 2000-05-31
IMPRESO COM INC
filed 2000-07-17
CIK 1108345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-26774

                                IMPRESO.COM, INC.
             (exact name of registrant as specified in its charter)

DELAWARE                                                             75-1517936
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           652 SOUTHWESTERN BOULEVARD
                              COPPELL, TEXAS 75019
                    (Address of principal executive offices)

                                 (972) 462-0100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes [X]                            No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.

         CLASS OF COMMON STOCK           SHARES OUTSTANDING AT JULY 14, 2000
         ---------------------           -----------------------------------
            $0.01 Par Value                            5,292,780

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  MAY 31, 2000

                                      INDEX

PART I.    FINANCIAL INFORMATION                                     PAGE NUMBER


Item 1.    Consolidated Financial Statements:

           Interim Consolidated Balance Sheets at May 31,
           2000 (Unaudited) and August 31, 1999                           1

           Interim Consolidated Statements of Operations for the
           Three Months and Nine Months Ended May 31, 2000,
           and 1999 (Unaudited)                                           3

           Interim Consolidated Statements of Cash Flows for the
           Nine Months Ended May 31, 2000, and 1999
           (Unaudited)                                                    4

           Notes to Interim Consolidated Financial Statements             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk                                                           12

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                14


                               IMPRESO.COM, INC. AND SUBSIDIARIES

                              INTERIM CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                      May 31,        August 31,
                                                                       2000             1999
                                                                   ------------    ------------
                                                                    (Unaudited)
Current assets:
       Cash and cash equivalents                                   $    180,601    $     22,629
       Trade accounts receivable, net of allowance for doubtful
            accounts of $235,000 at May 31, 2000 and $130,397 at
            August 31, 1999                                           5,819,646       6,295,988
       Income tax receivable                                                 --         478,909
       Investments in marketable securities                              11,088          11,088
       Inventories                                                   23,635,490      18,801,015
       Prepaid expenses and other                                       256,062         200,739
       Deferred income tax assets                                       107,099          44,335
                                                                   ------------    ------------

                            Total current assets                     30,009,986      25,854,703
                                                                   ------------    ------------

Property, plant and equipment, at cost                               17,596,222      16,845,961
       Less-Accumulated depreciation                                 (9,881,605)     (9,635,739)
                                                                   ------------    ------------

                            Net property, plant and equipment         7,714,617       7,210,222
                                                                   ------------    ------------

Other assets                                                             18,254          19,453
                                                                   ------------    ------------

                            Total assets                           $ 37,742,857    $ 33,084,378
                                                                   ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                                    IMPRESO.COM, INC. AND SUBSIDIARIES

                             INTERIM CONSOLIDATED BALANCE SHEETS- (CONTINUED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  May 31,      August 31,
                                                                                   2000           1999
                                                                                -----------   -----------
                                                                                (Unaudited)
Current Liabilities:
       Accounts payable                                                         $ 8,255,507   $ 9,053,907
       Accrued liabilities                                                        1,522,552     1,678,862
       Current maturities of long-term debt                                         112,890        28,179
       Line of credit                                                            10,924,208     6,357,787
       Prepetition liabilities:
            Current maturities of long-term debt                                      6,914        35,233
                                                                                -----------   -----------

                            Total current liabilities                            20,822,071    17,153,968
                                                                                -----------   -----------

       Deferred income tax liability                                                756,911       727,865
       Long-term portion of prepetition debt, net of current maturities             254,757       884,785
       Long-term debt, net of current maturities                                  2,592,817     1,744,487
                                                                                -----------   -----------

                            Total liabilities                                    24,426,556    20,511,105
                                                                                -----------   -----------

Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at May 31, 2000 and
            August 31, 1999                                                              --            --
       Common Stock, $.01 par value; 15,000,000 shares authorized;
            5,292,780 shares issued and outstanding at May 31, 2000
            and August 31, 1999                                                      52,928        52,928
       Warrants                                                                         110           110
       Additional paid-in-capital                                                 6,319,572     6,319,572
       Retained earnings                                                          6,943,691     6,200,663
                                                                                -----------   -----------

                            Total stockholders' equity                           13,316,301    12,573,273
                                                                                -----------   -----------

                            Total liabilities and stockholders' equity          $37,742,857   $33,084,378
                                                                                ===========   ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                      IMPRESO.COM, INC. AND SUBSIDIARIES

                                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                              May 31,                         May 31,
                                                  ----------------------------    ----------------------------
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Net Sales                                         $ 17,577,738    $ 14,942,998    $ 50,407,787    $ 42,965,624
Cost of sales                                       14,704,275      13,007,788      43,456,560      37,360,381
                                                  ------------    ------------    ------------    ------------

                 Gross profit                        2,873,463       1,935,210       6,951,227       5,605,243
                                                  ------------    ------------    ------------    ------------

Other costs and expenses:
       Selling, general and administrative           1,878,833       1,512,251       5,043,719       4,223,858
       Interest expense                                339,392         239,710         896,676         594,302
       Other expense (income), net                     (27,481)          4,243        (102,185)        (12,808)
                                                  ------------    ------------    ------------    ------------

                 Total other costs and expenses      2,190,744       1,756,204       5,838,210       4,805,352
                                                  ------------    ------------    ------------    ------------

Income before income tax expense                       682,719         179,006       1,113,017         799,891
                                                  ------------    ------------    ------------    ------------

Income tax expense (benefit):
       Current                                         219,806          65,445         403,708         286,099
       Deferred                                        (16,041)         (3,575)        (33,719)            520
                                                  ------------    ------------    ------------    ------------

                 Total income tax expense              203,765          61,870         369,989         286,619
                                                  ------------    ------------    ------------    ------------

Net income                                        $    478,954    $    117,136    $    743,028    $    513,272
                                                  ============    ============    ============    ============


Net income per common share
  (basic and diluted)                             $       0.09    $       0.02    $       0.14    $       0.10
                                                  ============    ============    ============    ============

Weighted average shares outstanding                  5,292,780       5,292,780       5,292,780       5,292,780

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           IMPRESO.COM, INC. AND SUBSIDIARIES

                      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                    Nine Months Ended
                                                              --------------------------
                                                                 May 31,        May 31,
                                                                  2000           1999
                                                              -----------    -----------
Cash Flows From Operating Activities:
       Net income                                             $   743,028    $   513,272
       Adjustments to reconcile net income to net cash flow
         provided by operating activities-
            Depreciation and amortization                         502,260        398,542
            Increase (decrease) in deferred income taxes          (33,718)           520
            Decrease in accounts receivable, net                  476,342        371,490
            Increase in inventory                              (4,834,475)    (5,062,608)
            Increase in prepaid expenses and other                (55,323)       (14,058)
            (Decrease) increase in accounts payable              (798,400)       513,405
            (Decrease) increase in accrued liabilities           (156,310)       170,404
            Decrease in income tax receivable                     478,909             --
            (Increase) decrease in other assets                     1,199       (145,139)
                                                              -----------    -----------

                  Net cash used in operating activities        (3,676,488)    (3,254,172)
                                                              -----------    -----------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment             (1,035,143)      (429,803)
       Sales of property, plant and equipment, net                 28,488          3,901
                                                              -----------    -----------

                  Net cash used in investing activities        (1,006,655)      (425,902)
                                                              -----------    -----------

Cash Flows From Financing Activities:
       Net borrowing on line of credit                          4,566,421      3,748,665
       Payments on prepetition debt                              (653,146)       (66,105)
       Net borrowing (payments) on postpetition debt              927,840        (25,367)
                                                              -----------    -----------

                  Net cash provided by financing activities     4,841,115      3,657,193
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents              157,972        (22,881)

Cash and cash equivalents, beginning of period                     22,629        117,840
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $   180,601    $    94,959
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND NATURE OF BUSINESS

Impreso.com, Inc., a Delaware corporation, is the parent holding company of TST/Impreso, Inc., a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal (referred to collectively as the "Company"). TST/Impreso, Inc.'s product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. Currently, TST/Impreso, Inc., has two wholly owned subsidiaries:
TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Both of these subsidiaries support the activities of the paper converting segment of the Company's business.

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 2000, and its results of operations for the three and nine months ended May 31, 2000, and 1999. Results of the Company's operations for the interim period ended May 31, 2000, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, as amended by Form 10-K/A (the "Company's Form 10-K"), for the fiscal year ended August 31, 1999 ("Fiscal 1999"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       INVENTORIES OF TST/IMPRESO, INC.

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

Inventories consisted of the following:

                                            May 31,          August 31,
                                             2000               1999
                                         -----------        -----------

                 Finished goods          $ 8,502,483        $ 5,126,046
                 Raw materials            14,412,257         12,826,083
                 Supplies                    663,522            783,964
                 Work-in-process              57,228             64,922
                                         -----------        -----------

                  Total inventories      $23,635,490        $18,801,015
                                         ===========        ===========

4.       LONG -TERM DEBT AND LINE OF CREDIT OF TST/IMPRESO, INC.

The following is a summary of long-term debt and line of credit:

                                                            May 31,    August 31,
                                                             2000         1999
                                                         -----------   ----------
     Note payable to a commercial financial corporation
     under a revolving credit line maturing May 2001,
     secured by inventories, trade accounts receivable,
     equipment, goodwill associated with TST/Impreso,
     Inc.'s trademark IMPRESO (no value on financial
     statements), and a personal guarantee
     by the trustee of a trust which is a principal
     shareholder of the Company, interest payable
     monthly at prime plus .25% (9.25% at May 31,
     2000).                                              $10,924,208   $6,357,787

     Note payable to commercial financial corporation,
     secured, payable in monthly installments, interest
     at 1.3%, maturing June 2001.                              6,140        9,862

     Note payable to a commercial financial
     corporation, payable in monthly installments,
     interest at 7.25%, maturing December 2002.               36,581       48,980

     Note payable to a bank, secured by property,
     payable in monthly installments of $14,391
     (including interest at 4.5% above the 11th
     District Cost of Funds rate, 9.5% at May 31, 2000)
     maturing August 2008.                                 1,688,397    1,698,720

     Note payable to a commercial financial
     corporation, secured, payable in monthly
     installments, interest rate of 6.7%, maturing July
     2003.                                                    12,804       15,103

     Note payable to a commercial financial
     corporation, payable in monthly installments,
     interest rate at 10.27%, maturing September 2004.       223,903           --

     Note payable to a commercial financial
     corporation, payable in monthly installments,
     interest rate of 11.17%, maturing November 2004.         98,409           --

     Note payable to a bank, secured by property,
     payable in monthly installments, interest rate at
     8.5% through 2004, interest at prime plus 0.25%
     thereafter, maturing December 2009.                     625,096           --

     Note payable to a commercial financial
     corporation, payable in monthly installments,
     interest rate at 6.9%, maturing August 2004.             14,377           --

     Prepetition-

     Note payable to a bank, secured by property,
     payable in monthly installments of $4,815
     (including interest at 6%) through May 2003, at
     which time the remaining balance becomes due and
     payable.                                                     --      546,120

     Other notes payable, secured by one or more of the
     following: a personal guarantee by the trustee of
     a trust which is a principal shareholder of the
     Company, and certain property, plant, and
     equipment, maturity dates to 2023, interest rates
     ranging from 4% to 8%.                                  261,671      373,899
                                                         -----------   ----------

     Total                                                13,891,586    9,050,471

     Less-Current maturities                             (11,044,012)  (6,421,199)
                                                         -----------   ----------

     Long term debt                                      $ 2,847,574   $2,629,272
                                                         ===========   ==========

In March 2000, TST/Impreso, Inc. amended its revolving line of credit to increase the line from $13 million to $14.9 million. The amended loan's available borrowings, which is a percentage of eligible inventories, is limited by a staggered declining cap based upon certain dates.

As of May 31, 2000, the revolving credit line is limited to the lesser of $14.9 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $2.3 million. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of May 31, 2000, TST/Impreso, Inc. was in compliance with all covenants.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Nine Months Ended
                                                         May 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
    Cash paid during the period for:
                      Interest                   $896,676       $594,302
                      Income taxes               $342,590       $302,100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 2000 AND MAY 31,
1999

Net Sales---Net sales for the three months ended May 31, 2000, ("Third Quarter") increased $2.6 million, or 17.6%, to $17.6 million as compared to $14.9 million for the corresponding period of the prior year. Net sales for the nine months ended May 31, 2000, increased $7.4 million, or 17.3%, to $50.4 million as compared to $43.0 million for the corresponding period of the prior YEAR. Net sales increased in the Third Quarter and for the nine months ended May 31, 2000, due to TST/Impreso, Inc.'s introduction and sales of new product lines into existing and new channels of distribution, and its expanding customer base.

Gross Profit---Gross profit for the three months ended May 31, 2000, increased approximately $938,000 or 48.5%, to $2.9 million, as compared to $1.9 million for the corresponding period of the prior year. Gross profit for the nine months ended May 31, 2000, increased $1.3 million, or 24% to $7.0 million, as compared to $5.6 million for the corresponding period of the prior year. Gross profit margin for the Third Quarter and for nine months ended May 31, 2000 increased to approximately 16.3% from 13.0% and 13.8% from 13.0%, respectively, for the corresponding periods of the prior year. The Company's increased gross profit and gross profit margin for the three and nine month periods ended May 31, 2000, was due to TST/Impreso, Inc.'s introduction of new higher margin specialty imaging products and increased sales of higher margin branded products.

Selling, General, and Administrative Expenses---SG&A expenses for the Third Quarter, were $1.9 million, or 10.7% of net sales as compared to $1.5 million, or 10.1% of net sales, for the corresponding period of the prior year. SG&A expenses for the nine months ended May 31, 2000, were $5.0 million, or 10% of net sales, as compared to $4.2 million, or 9.8% of net sales for the corresponding period of the prior year. The increases in SG&A as a percentage of net sales for the three and nine month periods ended May 31, 2000, resulted primarily from the addition of new employees and increased expenses associated with TST/Impreso, Inc. increasing its presence in existing sales territories.

Interest Expense---Interest expense for the three months ended May 31, 2000, was approximately $339,000 as compared to approximately $240,000, an increase of 41.6% from the corresponding period of the prior year. Interest expense for the nine months ended May 31, 2000, was approximately $897,000 as compared to approximately $594,000, an increase of 50.9% from the corresponding period of the prior year. The increases in interest expense for the three and nine month periods ended May 31, 2000, were primarily attributable to increased borrowings under TST/Impreso, Inc.'s revolving line of credit. The increased borrowings reflected TST/Impreso, Inc.'s increased inventory, which increased 25.7% as of May 31, 2000, as compared to August 31, 1999. Financed acquisitions of equipment for TST/Impreso, Inc. also contributed to the increase in interest expense.

Income Taxes---The Company's income tax expense for the Third Quarter was approximately $204,000, as compared to $62,000 for the three months ended May 31, 1999. The Company's income tax expense for the nine months ended May 31, 2000 was approximately $370,000, as compared to $287,000 for the corresponding period of the prior year. The increase in income tax expense was the result of an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $9.2 million at May 31, 2000, from $8.7 million at August 31, 1999. This represented an increase of 5.6%, primarily attributable to a 25.7% increase in TST/Impreso, Inc.'s inventory, and a 71.8% increase in borrowing under TST/Impreso, Inc.'s line of credit.

In May 1999, TST/Impreso, Inc. entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of TST/Impreso, Inc. and Impreso.com, Inc., and trustee of a trust which is a principal shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (9.25% at May 31, 2000), are based upon specified percentages of eligible accounts receivable and inventories. In March 2000, TST/Impreso, Inc. amended its revolving line of credit to increase the line from $13 million to $14.9 million. The amended loan's available borrowings, which is a percentage of eligible inventories, is limited by a staggered declining cap based upon certain dates. As of May 31, 2000, there was a $2.3 million borrowing capacity remaining under the $14.9 million line of credit.

In June 2000, TST/Impreso, Inc. completed construction on the expansion of its facility in West Virginia. In July 2000, the Company anticipates that the West Virginia Economic Development Authority will close its loan with TST/Impreso, Inc. to fund its portion of the permanent financing of the facility which will be co-financed with One Valley Bank - East, National Association.

The Company believes that the funds available under the loan and loan commitment for the addition to TST/Impreso, Inc.'s West Virginia facility, the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events. There can be no assurance that such assumptions are correct. In addition, expansion of Impreso.com, Inc.'s operations due to growth of the TST/Impreso, Inc. business or capital requirements for Hotsheet.com, Inc., may require the Company to obtain additional capital for expansion purposes. It is anticipated if that should occur, the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary for TST/Impreso, Inc. to maintain a large inventory of finished goods and raw materials to adequately service its customers. Because TST/Impreso, Inc. has in the past and is currently expanding the manufacturing and distribution of new brands and types of products, its raw material and finished goods inventory requirements have increased over prior years. Therefore, TST/Impreso, Inc. has substantially increased its inventory levels. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in TST/Impreso, Inc.'s expanding inventory to accommodate less frequent, larger shipments. TST/Impreso, Inc. bears the risk of increases in the prices charged by the its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST/Impreso, Inc., the Company's business could be materially adversely affected.

MARKET CONDITIONS

Continuing consolidation within the paper industry is creating significant opportunities for TST/Impreso, Inc. to expand its customer base and increase its market share. The recent completion of the liquidation of a major Midwestern competitor of TST/Impreso, Inc. has resulted in a substantial number of new customers which were captured without compromise to the Company's profit margins or substantial increases in SG&A expenses.

The price of raw materials that TST/Impreso, Inc. utilizes had been steadily increasing since the second quarter of fiscal 1999. During the Third Quarter, prices for raw materials decreased and then stabilized in June 2000. Management believes that raw material paper costs will again begin to increase throughout the remainder of the Company's 2000 fiscal year and into fiscal 2001. Market indications are that the supply of the material which comprises the raw material utilized by TST/Impreso, Inc., pulp wood product, will start to tighten at the beginning of the Company's fiscal year 2001. Currently, raw material inventory costs are equal to or less than average raw material market costs. Management believes that its increase of TST/Impreso, Inc.'s inventory has advantageously positioned itself to capitalize on this anticipated future market trend.

If selling prices for products manufactured by TST/Impreso, Inc. cannot increase in relationship to raw material cost increases, or if prices for products manufactured by TST/Impreso, Inc. declines as a result of market pressures, the Company's results of operations could be materially adversely affected.

SEASONALITY

TST/Impreso, Inc. may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, the Company does not believe that such fluctuations have a material adverse effect on the Company's results of operations.

YEAR 2000

On January 1, 2000, the Company's computer system transitioned into the year 2000 without any material business interruptions.

SUBSEQUENT EVENTS

On June 14, 2000, TST/Impreso, Inc. dissolved its wholly owned Texas subsidiary, Big Time Paper, Inc. Management is dissolving a majority of TST/Impreso, Inc.'s wholly owned subsidiaries to streamline accounting procedures and reduce applicable taxes. These activities will not have a material impact on the financial condition or operations of the Company.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and the sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as the Company's ability to generate sufficient working capital, the Company's ability to continue to maintain sales to justify capital expenses, and the Company's ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industries in which the Company operates, the potential of technological changes which would adversely affect the need for the Companies products or services, price fluctuations which could adversely impact the large inventory TST/Impreso, Inc. requires, loss of any significant customer, and termination of contracts essential to the Companies businesses. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risks such as foreign currency exchange rates, but is exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. TST/Impreso, Inc. does not have supply contracts with any of TST/Impreso, Inc.'s foreign vendors. All foreign vendors are paid in United States currency. In addition, TST/Impreso, Inc.'s international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, the Company does not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

The Company had both fixed-rate and variable-rate debts as of May 31, 2000. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of the Company's total long-term fixed rate and floating rate debt approximates fair value.

As of May 31, 2000, the Company did not own derivative or other financial instruments for trading or speculative purposes.

Based upon the Company's market risk sensitive debt outstanding at May 31, 2000, there was no material exposure to the Company's financial position or results of operations.

PART II:   OTHER INFORMATION

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

    27         Financial data schedule

    (b)        Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: July 17, 2000

                                        Impreso.com, Inc.
                                        (Registrant)

                                        /s/ MARSHALL SOROKWASZ
                                        -----------------------------
                                        Marshall Sorokwasz
                                        Chairman of the Board, Chief
                                        Executive Officer, President,
                                        and Director

                                        /s/ SUSAN ATKINS
                                        -----------------------------
                                        Susan Atkins
                                        Chief Financial Officer
                                        and Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

    27         Financial data schedule