Form 10-K
period 2000-08-31
IMPRESO COM INC
filed 2000-11-29
CIK 1108345

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-K

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended August 31, 2000

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ___________


                        Commission File Number 000-29883
              ----------------------------------------------------

                               IMPRESO.COM, INC.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

Delaware                                                75-2849585
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

652 Southwestern Blvd., Coppell, Texas                     75019
(Address of principal executive offices)                (Zip code)


                                 (972) 462-0100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO
                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 17, 2000, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market, was approximately $5,314,687.

There were 5,292,780 shares of the registrant's Common Stock outstanding as of November 9, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"). Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

Impreso.com, Inc. is the holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner of Hotsheet.com(R), an online web reference directory. On March 7, 2000, the shareholders of TST voted to approve the transaction which resulted in our parent holding company structure.

The primary operating company, TST, was founded in 1976. TST operates in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. Approximately 98% of TST's total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its three manufacturing facilities and 49 public warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO(R) label, generic labels and private labels. In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation ("IBM") for the manufacture and distribution of a selected line of paper products. In 1999, this agreement was extended and new products were added.

The hard copy imaging business is a very competitive industry. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry's customers, products and channels of distribution. TST has strategically located its distribution points so that it can deliver its products to customers in most major cities in the United States within 24 hours. TST has approximately 2,600 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

Our other subsidiary, Hotsheet.com, Inc., owns and operates the Hotsheet.com web portal. Hotsheet(R) is an internet website directory, or portal, specializing in listing popular and useful web destinations utilized by a wide general audience. The 12 primary categories provide over 500 links to premier sites. Hotsheet is unique due to the single-page presentation of the main directory.

Each Hotsheet category can also be accessed through an individual page that provides additional functions such as expanded search capabilities and relevant news stories. For example: the "Travel" page contains the entire category from the main directory, but also includes an air and hotel booking form; the "Home and Health" page has recent health news and a search for prescription drug information; "Search Portal" provides direct input into several leading search engines, along with links to nearly all of the major web portals and search services.

Additional services provided by Hotsheet.com include: My Hotsheet, a unique method of bookmark management that lets users create their own personalized page of categorized favorite links; Hotsheet Super Search, a "meta-search" that combines results from multiple web search engines and ranks them by relevance; and Shopsheet(R), an easy to use shopping directory focusing on retail oriented web merchants, of which 96% of the sites listed are links which have a compensation arrangement with Hotsheet.com, Inc.

TST'S PRODUCTS

The product line during fiscal 2000 consisted of the following:

o Continuous Computer Stock Business Forms. We maintain a wide variety of standard continuous computer stock business forms in various types of papers, formats for readability and contrast, and basis weights. Upon request, we occasionally produce customized forms for larger customers.

o Thermal Facsimile Paper. Our thermal facsimile papers are suitable for use with all original equipment manufacturers' (OEM's) machines currently on the market and are warranted against damage that the paper may cause to a customer's thermal facsimile machine.

o Cut Sheet Paper for use in Laser Printers, Copying Machines and Plain Paper Facsimile Machines. We convert cut sheet products, including IMPRESO Lazer Cut Sheets(R).

o Cut Sheet Paper for use in Ink Jet Printers. We manufacture two types of ink jet paper, coated and un-coated. Coated ink jet paper, in both glossy and matte, is designed for superior high resolution color graphics and photographic reproductions. Uncoated ink jet paper is primarily used for traditional monochrome applications.

o Digital Photo Ink Jet Paper. Used for printing images from digital cameras, photo CD's, the Internet, or desktop scanners.

o Gloss Coated Ink Jet Paper. Gloss coated on one side for brilliant, high-contrast color images with photographic detail and matte on the reverse side for text and graphics.

o Gloss Opaque Ink Jet Film. A stable and long-lasting film for printing any ink-generated image. Its high gloss finish prints brilliant color images and its matte side prints text and graphics.

o Ink Jet Coated Canvas. A textured product which creates the illusion of a painted surface.

o Transparency Film for Ink Jet Printers. Clear film specially coated for smudge/bleed-free color or black ink jet imaging.

o Transparency Film for Copier and Laser Printers. Overhead transparencies can be created using a plain paper copier and this film.

o Transparency Film for Color Laser Printers. Designed specially for color laser applications; the unique coating controls absorption of color, creating high quality full color overhead transparencies.

o T-Shirt Transfers. A computer and ink jet printer can create personalized designs for applications on various cotton materials.

o Point of Sale and Cash Register Machine Rolls. Available in both thermal and plain paper.

o Fine Cotton Business Stationery Line. Fine cotton business stationery for sale at the retail level.

o High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM's Infoprint family of continuous-feed printing systems like the Infoprint 3000 and Infoprint 4000. In addition, this paper can be used in Xerox or OCE systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.

o Wide Format Engineering Rolls. Available in three different grades of paper, bond, vellum and translucent bond, and in a variety of widths and lengths. These products are used with wide format printing and copying equipment, such as those used by architectural and engineering firms for design plans and renderings. The introduction of engineering rolls represents our entry into the rapidly growing wide format printing market. This product category also opened a new channel of distribution through computer-aided design (CAD) supply dealers.

o Wide Format Ink Jet Media. Available in a wide variety of coated papers and films used for full color graphic signage and display.

o Processed Laser Cut Sheets. Laser Cut Sheets are micro-perforated and/or pre-punched cut sheets used in copiers, laser printers and ink jet printers for applications such as return/reply promotional materials, billing and remittance statements, or coupons. Users can keep printing projects in-house by eliminating the use of outside sources for custom forms.

TST'S NEW PRODUCTS

o Ink Jet Greeting Cards. Pre-scored white card stock in matte and glossy finishes, packaged with matching envelopes.

o Ink Jet Bumper Stickers. Coated vinyl bumper sticker material for use in ink jet printers to create personalized bumper stickers.

o Photo Quality Business Card Size Magnets. Photo quality, magnet stock is die cut into business card size pieces. Excellent for producing business card size magnets, magnets with important phone numbers and photo magnets. Magnets can be affixed to all metal surfaces including refrigerators, lockers, etc.


TST'S TRADEMARK LICENSE

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. In March 1999, TST extended the agreement with IBM from a four-year contract with two one-year automatic renewals, to a six-year contract with two one-year automatic renewals. The amended agreement also expanded the list of authorized products. Management believes that brand name identification is an effective tool for penetration of the paper industries market share and maintenance of profit margins. TST began shipping IBM branded products in fiscal 1998 under the IBM brand name. In fiscal 2000, TST introduced three products under the IBM brand name: wide format engineering rolls, wide format ink jet media and processed laser cut sheets. In the year ending August 31, 2001, three new products are scheduled for introduction: ink jet greeting cards, ink jet bumper stickers and business card size magnets. TST has been actively soliciting distributors, dealers and retail accounts into the IBM program and has established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from us as a direct result of their participation in the IBM branded paper program.

TST'S MARKETING AND DISTRIBUTION

TST markets its products to approximately 2,600 customers through its own sales force and established manufacturers' representatives. TST's targeted customers are business consumable and office machine dealers and large and medium mass merchants, including computer and office superstores. We are continually seeking to diversify its customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels. In fiscal 2000, we began supplying through a new channel of distribution, computer aided design ("CAD") supply dealers with the introduction of wide format ink jet media.

TST has 52 distribution points (49 public warehouses and three plants), which enable it to deliver products to most major cities in the United States within 24 hours. TST's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

TST sells to the following types of customers:

o Business Forms Dealers. Business form dealers are typically businesses which primarily buy and resell various types of business forms.

o Wholesale Stationers. Wholesale stationers are businesses which supply a large variety of office products to office product dealers. The wholesale stationers do not sell directly to the end user.

o Office Products Dealers. Office products dealers are businesses which generally purchase a majority of their products from the wholesale stationers, but often negotiate directly with manufacturers such as us.

o Paper Merchants. Paper merchants sell all types of papers to printers and dealers and directly to end users.

o Consumer Electronics Stores. Consumer electronic stores sell retail to the end user in a broad spectrum electronics environment.

o Mass Merchants. Mass merchants are retail sections of department, grocery or drug stores that sell computer, copier and facsimile related supplies.

o Computer Superstores. Computer superstores sell computer products, accessories and consumables at retail.

o Wholesale Clubs/Office Superstores. Wholesale clubs/office superstores comprise the fastest growing segment of the office products market. They sell large quantities of inventory at near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services support to the extent that wholesale stationers provide their customers.

o Original Equipment Manufacturers (OEMs). These manufacturers make the business machines in which paper products are used. Many OEMs market their own privately labeled consumables as secondary sales for their business machines, such as copiers, printers and facsimile machines.

o Catalog Sales. Catalog companies publish their own catalogs and send them to customers, who then order merchandise by telephone, facsimile, or e-mail and have it delivered.

o Buying Groups. These are groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers.

o Computer Aided Design (CAD) Supply Dealers. These dealers typically sell wide format supplies and papers to architects and engineers.

o Contract Stationers. Companies which offer a complete catalog of office and business supplies generally to large corporations. Various types of products a business uses are bundled and sold under contract.

o Computer Supply Wholesalers. Businesses which offer a broad line of computer supplies and hardware to resellers.

Although TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. Two customers, Staples, Inc. ("Staples") and Xpedx, accounted for more than 10% of TST's sales in fiscal 2000. Staples also accounted for more than 10% of TST's sales in fiscal 1998 and 1999. There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on Staples, Xpedx, or other significant customers. The loss of Staples or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.


INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. Because TST has in the past and is currently expanding the manufacturing and distribution of new brands and types of products, its raw material and finished goods inventory requirements have increased over prior years. Therefore, TST has substantially increased its inventory levels. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in TST's expanding inventory to accommodate less frequent, larger shipments. TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company's business could be materially adversely affected.

The price of raw materials that TST utilizes substantially increased in September 1999 and March 2000. A proposed October 2000, increase was not successfully implemented by suppliers. Management believes that raw material paper costs will increase again in the Company's 2001 fiscal year. Market indications are that the supply of paper raw material utilized by TST will tighten further due to mill consolidation and the permanent shutdown of suppliers' mills.

TST purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper, consisting of a wide variety of weights, widths, colors, sizes and qualities, transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that TST has adequate sources of raw material supplies exist to meet the requirements of its business. Raw materials represented 60% of TST's total inventory at August 31, 2000. We believe that TST has a good relationship with all of its current suppliers.

MARKET CONDITIONS OF TST

Due to actual and proposed price increases by our suppliers, TST implemented price increases on finished goods in November 1999, March and late October 2000. The finished goods price increase in November 1999, March 2000 and October 2000 were successfully implemented on to a majority of TST's customers. However, resistance by customers to future finished goods price increases could create downward pressure on finished goods selling prices, which could result in lower net sales and profit margins for us. If selling prices for products manufactured by us cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected. In addition, the increased growth of discount retailers, such as office superstores, and the increase of sales to those retailers as a percentage of our total sales could also contribute to a reduction in our profit margin, as price wars among them adversely impact their suppliers.


SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.


TST'S BACKLOG

The dollar value of TST's order backlog as of August 31, 2000 and 1999, was approximately $2.6 million and $1.4 million, respectively. TST's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to TST's increased net sales.


TST'S COMPETITION

TST competes with a number of other business organizations within the paper industry, some of which have substantially greater financial, human and other resources than us. TST currently competes principally with manufacturers like it that distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than TST, to sell direct and to dealers. In some cases, this has led to TST's customers reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions for TST, because certain of TST's suppliers have subsidiaries that compete with TST and these suppliers generally support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment in order to convert the evolving types of business consumables required by the advancement of technology and to expand facilities to house the increasing number of types of products available and for just-in-time inventory purchasing practices of customers.

TST has remained competitive by incorporating the manufacture and distribution of technical and high recognition branded paper products into its line. The addition of technical products into our line has positioned

TST as a supplier of business consumables at the initial growth stages of the technology's introduction into the market and, therefore, at the greatest opportunity for strong profit margins and growth in unit sales. Branded products benefit from brand loyalty and name recognition. Since TST began the manufacture and distribution of technical and trademark licensed branded products, and has penetrated new distribution channels with its expanding product lines, management believes that in the future the companies TST will compete with will change as the consolidation within the paper industry causes competitors to branch into other categories of products that may not compete with the lines we offer.

Continuing consolidation within the paper industry is creating opportunities for TST to expand its customer base and increase its market share. The completion of the liquidation of a major Midwestern competitor of TST in fiscal 2000 resulted in a substantial number of new customers which were captured without compromise to the Company's profit margins or substantial increases in selling, general and administrative expenses as a percent of net sales. Another liquidation of a competitor was initiated in fiscal 2001, and management believes the impact on the market will also benefit TST.

We believe that TST effectively competes on the basis of the following: its nationwide distribution network, which enables products to be delivered to its customers in most major cities in the United States within 24 hours; its larger number of inventory items providing customers cost-effective, efficient purchasing and volume discounts; and by providing high-quality products and customer-oriented services.


TRADEMARKS

TST uses the trademark IMPRESO, a Spanish word meaning "printed matter", on certain products it manufactures and distributes. The trademark is registered in the United States, which registration, renewed in August 1995, is effective until August 2009. TST has also registered IMPRESO as a service mark, which registration, renewed in May 2000, is effective until May 2010. The IMPRESO trademark is also registered in Canada and Great Britain. These foreign registrations are subject to renewal in July 2007 and October 2007, respectively. The Impreso trademark is also registered in France, Benelux and Italy. The individual foreign registrations have expired, but the registration renewal rights are preserved under the new European Community trademark regulations. An application to register the IMPRESO trademark under the new European Community Trademark regulations was filed July 19, 2000. The European Community Trademark application registers the mark in Austria, Belgium, Germany, Denmark, Spain, Finland, France, UK, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal and Sweden. The European Community Trademark application preserves our right to proceed upon individual renewal in each country if the European Community Trademark application is rejected. Management believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of TST's products. The goodwill value associated with the name IMPRESO has been pledged as an asset to TST's current primary secured lender under TST's revolving line of credit.

TST also has a trademark registration in the United States for "Lazer Cut Sheets" and "Lazer Bond(R)" which registrations, subject to renewal, are effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that TST manufactures.

In fiscal 1998, a United States service mark was obtained on Hotsheet, our subsidiary's proprietary Internet portal. The Hotsheet registration, subject to renewal, is effective until January 2008. A European Community Trademark application was submitted for Hotsheet.com on February 16, 2000. The mark has been published for opposition and the registration is pending. A United States service mark was received for Shopsheet, a subportal of Hotsheet.com, effective February 15, 2000, and the registration, subject to renewal, is effective until February 15, 2010.

SERVICE AND SUPPORT

We believe that customer service is an important factor in product sales and customer satisfaction. Service and support include TST's own in-house trucking that back-hauls goods for other entities, which reduces transportation costs and improves customer service. Our in-house graphics department can design and prepare layouts of packaging and can produce negatives, which allows TST speed and flexibility when bringing new products or packaging into the marketplace. TST also sells its graphics capabilities to its customers. TST's customer service department can expedite service because its computer system sends a bill of lading by facsimile to the appropriate distributing warehouse and an order acknowledgment to the receiving customer when an order is entered by a customer service representative. TST's computer system automatically calculates inventory levels at each warehouse and the amount of raw materials it must purchase, and identifies which of its plant locations will manufacture an order.

TST also has a collection and credit department. The staff evaluates extensions of credit and makes written and verbal requests for payment from those customers whose invoices are not paid within agreed payment terms. In-house counsel is available to assist the credit department in difficult collections.

TST offers a 120-day warranty on all of its products. To date, warranty expense has been minimal.


ENVIRONMENTAL REGULATION

We believe that compliance with any environmental regulations that may be applicable to us will not have a material adverse effect on our capital expenditures, earnings or competitive position.


EMPLOYEES

We had 201 full-time employees at August 31, 2000 of whom approximately 66% are engaged in manufacturing TST's products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work.



ITEM 2. PROPERTIES

TST operates three manufacturing plants encompassing an aggregate of approximately 242,200 square feet of space. TST owns its manufacturing plants in Coppell, Texas, Kearneysville, West Virginia and Fontana, California. The West Virginia property is encumbered by mortgages maturing in 2023. Its facilities in Fontana, California, are encumbered by a mortgage maturing in 2008. The Coppell, Texas, facility, where our executive offices are located, is approximately 60,000 square feet and is unencumbered. TST maintains a regional sales office in Huntington, New York, under a lease which expires May 2003. In addition, TST maintains warehouse space in Dallas, Texas, under two leases which expire in September and October 2001. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $291,000 in fiscal 2000 and $265,000 in fiscal 1999. Costs incurred for the 49 public warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $618,000 for fiscal 2000.

On November 22, 1999, TST entered into a loan agreement with a commercial financial corporation to co-fund the construction of a new building and the refinance of the mortgage of its existing facility in West Virginia. On December 20, 1999, TST executed a commitment letter with the West Virginia Economic Development Authority on the same project. The expansion building was constructed on TST's unimproved lot adjacent to its West Virginia plant. The new building, which is approximately 50,000 square feet, stores inventory.

Our Hotsheet operation is currently operating from our headquarters at the Coppell, Texas facility and through its internet service providers located in Dallas, Texas and Providence, Rhode Island.

We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2000, TST was operating at approximately 65% capacity for all of the products it manufactures, which will allow it to acquire additional business with no immediate capital investment.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is quoted on the Nasdaq National Market ("NNM") under the symbol "ZCOM." The high and low closing prices for the common stock, as reported on the NNM, are as follows:

                                                             Price Range
                                                             -----------
                        1999 Fiscal Year                 High          Low
                -----------------------------         ---------    ----------
                First Quarter (Sept. - Nov.)          $   3.250    $   1.750
                Second Quarter (Dec. - Feb.)              6.125        2.125
                Third Quarter (Mar. - May)                5.625        3.000
                Fourth Quarter (Jun. - Aug.)              4.563        2.750

                        2000 Fiscal Year
                -----------------------------
                First Quarter (Sept. - Nov.)          $   3.875    $   2.750
                Second Quarter (Dec. - Feb.)              4.875        3.250
                Third Quarter (Mar. - May)                8.500        3.500
                Fourth Quarter (Jun. - Aug.)              5.000        3.250

On November 9, 2000, the closing price for the common stock on the NNM was $3.00 and the common stock was held by approximately 844 stockholders of record, including holdings through nominee or street name accounts with brokers.

We have not paid any dividends on our common stock since inception, and we do not intend to pay any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our businesses. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and our financial position, general economic conditions and other pertinent factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of our selected financial data as of and for the five years ended August 31, 2000. The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere in this document.

                                                                   SELECTED FINANCIAL DATA (a)
                                                                      Years Ended August 31,

                                      1996                  1997               1998                1999               2000
                                 ------------          ------------        ------------        ------------       ------------
Operations Data:

Net Sales                        $ 47,722,988          $ 33,634,248        $ 52,202,834        $ 61,506,207       $ 74,117,661

Income (loss) before
extraordinary item                  3,005,459              (476,755)         (1,084,509)            774,352            931,317

Extraordinary item
(net of taxes)                        296,291(b)                 --                  --                  --                 --

Net Income (loss)                   3,301,750              (476,755)         (1,084,509)            774,352            931,317


Earnings (loss) per common
share:
Income (loss) before
extraordinary item                       0.59                 (0.09)              (0.20)               0.15                .18

Net Income (loss)                        0.65                 (0.09)              (0.20)               0.15                .18

Consolidated
Balance Sheet Data:

Total assets                       17,016,740            18,225,900          23,519,946          33,084,378         39,383,548

Long-term debt (excluding
current maturities)                 1,091,789             1,007,038           2,697,512           2,629,272          3,782,079

Stockholders' Equity             $ 12,978,058          $ 12,883,430        $ 11,798,921        $ 12,573,273       $ 13,504,590


     Notes to Selected Financial Data

     (a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

     (b) Early extinguishment of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2000, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1999

Net Sales - Net sales increased from $61.5 million in fiscal 1999 to $74.1 million in fiscal 2000, an increase of $12.6 million or 20.5%, due to consolidation within the paper industry resulting in an increased market share with new customers, and an expanded sales and marketing force.

Gross Profit - Gross profit increased from $7.7 million in fiscal 1999 to $9.5 million in fiscal 2000, an increase of $1.8 million or 23.9%. Our gross profit percentage increased from 12.5% for fiscal 1999 to 12.8% for fiscal 2000. Costs of sales as a percentage of net sales decreased from 87.5% in fiscal 1999 to 87.2% in fiscal 2000. The gross profit and gross profit percentage for fiscal 2000, increased without a corresponding increase in costs of sales as a percentage of net sales due to the passive capture of new customers in a consolidating market.

Selling, General and Administrative Expenses - SG&A expenses for fiscal 2000 were $6.8 million, or 9.2% of net sales, as compared to $5.6 million, or 9.1% of net sales for fiscal 1999. SG&A increased slightly as a percentage of net sales in fiscal 2000, due to an increase in TST's sales force and associated expenses.

Interest Expense - Interest expense increased from $833,000 for fiscal 1999 to $1.3 million for fiscal 2000, an increase of $472,000 or 56.7%. This increase is attributable to increased borrowings and interest rates under TST's revolving line of credit. The increased borrowings were incurred to finance TST's increased inventory and accounts receivable during fiscal 2000, as compared to fiscal 1999.

Income Taxes - Income tax expense was $557,000 for fiscal 2000, as compared to $490,000 for fiscal 1999. The tax expense resulted primarily from increased profits for fiscal 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1999, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1998

Net Sales - Net sales increased from $52.2 million in fiscal 1998 to $61.5 million in fiscal 1999, an increase of $9.3 million or 17.8%, as a result of the increasing sales of branded products.

Gross Profit - Gross profit increased from $4.4 million in fiscal 1998 to $7.7 million in fiscal 1999, an increase of $3.3 million or 75%. Our gross profit percentage increased from 8.4% for fiscal 1998 to 12.5% for fiscal 1999. Costs of sales as a percentage of net sales decreased to 87.5% in fiscal 1999, as compared to 91.6% in fiscal 1998. The increase of our gross profit and gross profit percentage without a corresponding increase in costs of sales as a percentage of net sales resulted from sales of certain TST products, such as higher margin branded products, comprising a significantly larger percentage of net sales for that period.

Selling, General and Administrative Expenses - SG&A expenses for fiscal 1999 were $5.6 million, or 9.1% of net sales, as compared to $5.3 million, or 10.1% of net sales for fiscal 1998. SG&A as a dollar amount remained relatively constant but decreased as a percentage of net sales in fiscal 1999, as compared to the corresponding period of the prior year, due to increased net sales.

Interest Expense - Interest expense increased from $559,000 for fiscal 1998 as compared to $833,000 for fiscal 1999, an increase of $274,000 or 49%. This increase is primarily attributable to increased borrowings under TST's revolving line of credit. The increased borrowings were incurred to finance TST's increased inventory and accounts receivable during fiscal 1999, as compared to fiscal 1998.

Income Taxes - Tax expense was $490,000 for fiscal 1999, as compared to a $319,000 tax benefit for fiscal 1998. The tax expense resulted primarily from the profits for fiscal 1999 compared to a loss in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $127,000, or 561% in fiscal 2000, from $23,000 in fiscal 1999, to $150,000 in fiscal 2000, primarily due to cash provided by financing activities.

Borrowings under TST's line of credit increased from $6.4 million at August 31, 1999, to $12.5 million at August 31, 2000, an increase of $6.1 million, or 96.1%. The increased borrowing primarily resulted from TST's increasing its raw material and finished goods inventories, and increased accounts receivables due to increased net sales.

Working capital increased to $9.3 million at August 31, 2000, from $8.7 million at August 31, 1999, an increase of $554,000 or 6.4%. This increase is primarily attributable to an increase in TST's inventories of $2.4 million, and an increase in accounts receivable of $2.6 million, offset in part by an increase in current liabilities of $4.2 million.

In May 1999, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/4% (9.75% at August 31, 2000), are based upon specified percentages of eligible accounts receivable and inventories. In March 2000, TST amended its revolving line of credit to increase the line from $13 million to $14.9 million. The amended loans available borrowings of eligible inventories is limited by a staggered declining cap based upon certain dates. As of August 31, 2000, there was a $1.9 million borrowing capacity remaining under the $14.9 million revolving line of credit. The revolving credit line will mature in May 2001.

On November 22, 1999, TST entered into a loan agreement with a commercial financial corporation to co-fund the construction of a new building and the refinance of the mortgage of its existing facility in West Virginia. On December 20, 1999, TST executed a commitment letter with the West Virginia Economic Development Authority on the same project. The expansion building was constructed on TST's property adjacent to its West Virginia plant. The new building, which was completed in May 2000 and is 50,000 square feet, stores inventory. The additional debt incurred at the conclusion of the construction was approximately $870,000, maturing in 2010.

We believe that the funds available under the loan and loan commitment for the addition to our West Virginia facility, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of August 31, 2000, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, do not expect the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" to have a material impact on our financial position or results operations.


IMPACT OF INFLATION

Inflation is not expected to have a significant impact on our business.


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Form 10-K contain "forward-looking statements" about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Our subsidiaries do not have supply contracts with any of their foreign vendors. All foreign vendors are paid in United States currency. In addition, TST's international sales of finished goods is insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debts as of August 31, 2000. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value. See Note 2 to Notes to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2000, there was no material exposure to our financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Consolidated Financial Statements                       F-1

         Report of Independent Public Accountants                         F-2

         Consolidated Balance Sheets as of August 31, 2000 and 1999       F-3

         Consolidated Statements of Operations for the Years
         Ended August 31, 2000, 1999 and 1998                             F-5

         Consolidated Statements of Stockholders' Equity
         for the Years Ended August 31, 2000, 1999 and 1998               F-6

         Consolidated Statements of Cash Flows for the Years
         Ended August 31, 2000, 1999 and 1998                             F-7

         Notes to Consolidated Financial Statements                       F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of the Company's definitive proxy statement for its annual meeting of stockholders to he held on January 30, 2001 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graph, included in the Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
         The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Item 8.

     2.  Financial Statement Schedules:
         The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.

     3.  Exhibits:
         The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)  Current Reports on Form 8-K

     No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Impreso.com, Inc.

                                          By: /s/ Marshall D. Sorokwasz
                                              ---------------------------------
                                              Marshall D. Sorokwasz, President


Dated:  November 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                               TITLE                                DATE
------------------------------            -----------------------------------         -----------------
/s/ Marshall D. Sorokwasz                 Chairman of the Board,                      November 28, 2000
------------------------------            President, Principal Executive
Marshall D. Sorokwasz                     Officer and Treasurer


/s/ Richard D. Bloom                      Senior Vice President of Operations,        November 28, 2000
------------------------------            Director
Richard D. Bloom


/s/ Donald E. Jett                        Secretary, Director                         November 28, 2000
------------------------------
Donald E. Jett


/s/ Susan M. Atkins                       Vice President of Finance,                  November 28, 2000
------------------------------            Principal Financial Officer,
Susan M. Atkins                           Principal Accounting Officer


/s/ Jay W. Ungerman                       Director                                    November 28, 2000
------------------------------
Jay W. Ungerman


/s/ Robert F. Troisio                     Director                                    November 28, 2000
------------------------------
Robert F. Troisio


/s/ Bob L. Minyard                        Director                                    November 28, 2000
------------------------------
Bob L. Minyard

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   Page
                                                                                   ----
              Report of Independent Public Accountants                              F-2

              Consolidated Balance Sheets as of August 31, 2000
              and 1999                                                              F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 2000, 1999 and 1998                                  F-5

              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 2000, 1999 and 1998                    F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 2000, 1999 and 1998                                  F-7

              Notes to Consolidated Financial Statements                            F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Impreso.com, Inc.:

We have audited the accompanying consolidated balance sheets of Impreso.com, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impreso.com, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                              ARTHUR ANDERSEN LLP

Dallas, Texas,
November 9, 2000

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                                                 August 31,      August 31,
                                                                                    2000            1999
                                                                                ------------    ------------
Current assets:
            Cash and cash equivalents                                           $    149,527    $     22,629
            Trade accounts receivable, net of allowance for doubtful accounts
              of $168,631 at August 31, 2000 and $130,397 at August 31, 1999       8,914,102       6,295,988
            Income tax receivable                                                         --         478,909
            Investments in marketable securities                                      11,088          11,088
            Inventories                                                           21,232,863      18,801,015
            Prepaid expenses and other                                               223,113         200,739
            Deferred income tax assets                                                57,335          44,335
                                                                                ------------    ------------

                       Total current assets                                       30,588,028      25,854,703
                                                                                ------------    ------------

Property, plant and equipment, at cost                                            18,648,715      16,845,961
            Less-Accumulated depreciation                                         (9,880,019)     (9,635,739)
                                                                                ------------    ------------

                       Net property, plant and equipment                           8,768,696       7,210,222
                                                                                ------------    ------------

Other assets                                                                          26,824          19,453
                                                                                ------------    ------------

                       Total assets                                             $ 39,383,548    $ 33,084,378
                                                                                ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IMPRESO.COM, INC. AND SUBSIDIARIES

                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        August 31,    August 31,
                                                                                           2000          1999
                                                                                        -----------   -----------
Current liabilities:
           Accounts payable                                                             $ 6,623,776   $ 9,053,907
           Accrued liabilities                                                            1,984,952     1,678,862
           Current maturities of long-term debt                                             247,798        28,179
           Line of credit                                                                12,469,390     6,357,787
           Current maturities of prepetition debt                                             7,194        35,233
                                                                                        -----------   -----------

                      Total current liabilities                                          21,333,110    17,153,968

           Deferred income tax liability                                                    763,769       727,865
           Long-term debt, net of current maturities                                      3,529,352     1,744,487
           Long-term portion of prepetition debt, net of current maturities                 252,727       884,785
                                                                                        -----------   -----------

                      Total liabilities                                                  25,878,958    20,511,105
                                                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
              issued and outstanding                                                             --            --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 issued and outstanding                                               52,928        52,928
           Warrants                                                                             110           110
           Additional paid-in capital                                                     6,319,572     6,319,572
           Retained earnings                                                              7,131,980     6,200,663
                                                                                        -----------   -----------

                      Total stockholders' equity                                         13,504,590    12,573,273
                                                                                        -----------   -----------

                      Total liabilities and stockholders' equity                        $39,383,548   $33,084,378
                                                                                        ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended August 31,
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Net sales                                                 $ 74,117,661    $ 61,506,207    $ 52,202,834
Cost of sales                                               64,624,852      53,844,953      47,826,763
                                                          ------------    ------------    ------------

                Gross profit                                 9,492,809       7,661,254       4,376,071
                                                          ------------    ------------    ------------

Other costs and expenses:
          Selling, general and administrative                6,837,737       5,605,959       5,264,735
          Interest expense                                   1,304,369         832,539         558,863
          Other income, net                                   (137,791)        (41,971)        (44,409)
                                                          ------------    ------------    ------------

                Total other costs and expenses               8,004,315       6,396,527       5,779,189
                                                          ------------    ------------    ------------

Income (loss) before income tax expense                      1,488,494       1,264,727      (1,403,118)
                                                          ------------    ------------    ------------

Income tax expense (benefit):
          Current                                              534,273         478,390        (345,675)
          Deferred                                              22,904          11,985          27,066
                                                          ------------    ------------    ------------

                Total income tax expense (benefit)             557,177         490,375        (318,609)
                                                          ------------    ------------    ------------

Net income (loss)                                         $    931,317    $    774,352    $ (1,084,509)
                                                          ============    ============    ============

Net income (loss) per share (basic and diluted)           $       0.18    $       0.15    $      (0.20)
                                                          ============    ============    ============

Weighted average shares outstanding                          5,292,780       5,292,780       5,292,780
                                                          ============    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock             Additional
                                       $.01 Par Value             Paid-In                       Retained
                                    Shares          Amount        Capital        Warrants       Earnings         Total
                                --------------   ------------   ------------   ------------   ------------    ------------
Balance, August 31, 1997             5,292,780   $     52,928   $  6,319,572   $        110   $  6,510,820    $ 12,883,430
            Net loss                        --             --             --             --     (1,084,509)     (1,084,509)
                                --------------   ------------   ------------   ------------   ------------    ------------

Balance, August 31, 1998             5,292,780         52,928      6,319,572            110      5,426,311      11,798,921
            Net income                      --             --             --             --        774,352         774,352
                                --------------   ------------   ------------   ------------   ------------    ------------

Balance, August 31, 1999             5,292,780         52,928      6,319,572            110      6,200,663      12,573,273
            Net income                      --             --             --             --        931,317         931,317
                                --------------   ------------   ------------   ------------   ------------    ------------

Balance, August 31, 2000             5,292,780   $     52,928   $  6,319,572   $        110   $  7,131,980    $ 13,504,590
                                ==============   ============   ============   ============   ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended August 31,
                                                                 2000           1999           1998
                                                             ------------   ------------   ------------
Cash Flows From Operating Activities:
      Net income (loss)                                      $    931,317   $    774,352   $ (1,084,509)
      Adjustments to reconcile net income (loss) to net
      cash used in operating activities-
         Depreciation                                             688,698        544,828        352,211
         Gain on sale of property, plant and equipment            (17,019)        (3,901)            --
         Deferred income taxes                                     22,904         58,648         27,066
         Increase in trade accounts receivable, net            (2,618,114)       (61,983)    (4,113,837)
         (Increase) decrease in income tax receivable             478,909            420       (159,127)
         Decrease in investments in marketable
            securities                                                 --             --        967,375
         Increase in inventory                                 (2,431,848)    (9,611,042)    (1,300,024)
         (Increase) decrease in prepaid expenses and other        (22,374)        93,851        222,381
         Increase (decrease) in accounts payable               (2,430,131)     7,474,969      1,144,607
         Increase in accrued liabilities                          306,090        630,414        729,143
         (Increase) decrease in other assets                       (7,371)         8,812        403,326
                                                             ------------   ------------   ------------

            Net cash used in operating activities              (5,098,939)       (90,632)    (2,811,388)
                                                             ------------   ------------   ------------

Cash Flows From Investing Activities:
      Additions to property, plant and equipment               (2,296,553)      (657,735)    (3,294,689)
      Proceeds from sale of property, plant and equipment          66,400          6,842             --
                                                             ------------   ------------   ------------

            Net cash used in investing activities              (2,230,153)      (650,893)    (3,294,689)
                                                             ------------   ------------   ------------

Cash Flows From Financing Activities:
      Net borrowing on line of credit                           6,111,603        755,186      2,766,417
      Payments on prepetition debt                               (660,097)       (74,439)       (94,673)
      Net borrowing (payments) on post-petition debt            2,004,484        (34,433)     1,785,899
                                                             ------------   ------------   ------------

            Net cash provided by financing activities           7,455,990        646,314      4,457,643
                                                             ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents              126,898        (95,211)    (1,648,434)

Cash and cash equivalents, beginning of year                       22,629        117,840      1,766,274
                                                             ------------   ------------   ------------

Cash and cash equivalents, end of year                       $    149,527   $     22,629   $    117,840
                                                             ============   ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                IMPRESO.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND NATURE OF BUSINESS:

Impreso.com, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the "Company"), is the parent holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. TST's product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company's business.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include Impreso.com, Inc. and the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated.

Use of Estimates and Concentration of Credit

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TST sells its paper and film products to dealers and resellers for commercial and home use. TST reviews all existing customers' financial condition periodically and monitors average days outstanding in accounts receivable. Receivables are generally due 30 days from the date of sale. There have been no unusual credit losses relating to TST's customers.

One TST customer accounted for approximately 28%, 34% and 34% of gross sales, and 32%, 41% and 48% of accounts receivable for the years ended August 31, 2000, 1999 and 1998, respectively. Another customer represented approximately 11% of gross sales for the year ended August 31, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

At August 31, 2000 and 1999, the Company's investments primarily consisted of common stock of an unrelated

                                IMPRESO.COM, INC.

publicly traded company. Historical cost approximates fair value at August 31, 2000 and 1999. In accordance with Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities", the investment was classified as a trading security due to the securities' liquidity and the Company's intent not to hold the securities until maturity.

Inventories

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market, and include material, labor and factory overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition or construction cost. Expenditures for maintenance, repairs and improvements that do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation is computed on the straight-line basis using the estimated useful lives of the respective assets, five years for furniture and fixtures, seven years for equipment and thirty years for buildings.

Revenue Recognition

TST's sales are generally recorded when products are shipped to customers. Hotsheet.com, Inc. generates its revenue through advertising revenues and commissions earned.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $874,000, $617,000 and $424,000 for the years ended August 31, 2000, 1999 and
1998 respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Other Income, Net

Other income, net, consists primarily of gain on sale of property, plant and equipment, interest income and net income from Hotsheet.com, Inc.

Cash Flow Information

Cash paid for interest during fiscal years 2000, 1999 and 1998 was $1,304,369, $832,539 and $558,863, respectively.

Cash paid for income taxes during fiscal years 2000, 1999 and 1998 was $495,477, $428,381 and $47,295, respectively.

Net Income/Loss Per Share

Basic net income/loss per share is based on the weighted-average number of common shares outstanding.

                                IMPRESO.COM, INC.

Common share equivalents have not been included in the computation of diluted net income/loss per share as they are anti-dilutive.

Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures About Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents, accounts receivable, investments and accounts payable-

   The carrying amount approximates fair value.

   Long-term debt-

   Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt at August 31, 2000, is approximately $16.3 million, or $169,000 less than what TST will pay. This is the result of TST obtaining favorable interest rates on its prepetition debt.

New Financial Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133," which is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on September 1, 2000 as required. The Company does not use derivative instruments and, therefore, does not expect the implementation of SFAS No. 133 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 effective September 1, 2000. The Company does not expect implementation of SAB 101 to have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                                IMPRESO.COM, INC.

3.     INVENTORIES:

Inventories consisted of the following:


                                                    August 31,
                                                    ----------
                                               2000             1999
                                           ------------    ------------
Finished goods                             $  7,875,235    $  5,126,046
Raw materials                                12,624,295      12,826,083
Supplies                                        643,333         783,964
Work-in-process                                  90,000          64,922
                                           ------------    ------------
Total                                      $ 21,232,863    $ 18,801,015
                                           ============    ============

4.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                    August 31,
                                                    ----------
                                               2000             1999
                                           ------------    ------------
Buildings and equipment                    $ 16,681,798    $ 15,116,529
Furniture, fixtures and other                 1,966,917       1,729,432
                                           ------------    ------------
                                             18,648,715      16,845,961
Less-Accumulated depreciation                (9,880,019)     (9,635,739)
                                           ------------    ------------
Net property, plant and equipment          $  8,768,696    $  7,210,222
                                           ============    ============

5.     LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and the line of credit:


                                                                                                    August 31,
                                                                                                    ----------
                                                                                              2000              1999
                                                                                          -------------     -----------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2001, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a  majority stockholder of the Company, interest payable monthly at prime plus 1/4% (9.75%
at August 31, 2000).                                                                      $  12,469,390     $ 6,357,787

Note payable to a commercial financial corporation, secured by real property, interest at 4.5% above the 11th District Cost of Funds rate (9.75% at August 31,
2000) maturing August 2008.                                                                   1,685,461       1,698,720

Note payable to a commercial financial corporation, secured by real property and
equipment, interest  at 8.50%, maturing December 2009.                                          614,097              --

                                IMPRESO.COM, INC.

Note payable to a commercial financial corporation, secured by real property and equipment, interest at 8.50%, maturing August 2010. Revolving lender's blanket
lien subordinated to Note's collateral.                                                          869,940              --

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from June 2001 thru July 2005.                                                                   607,652          73,945

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority
stockholder, interest at 4%, maturing June 2023.                                                 259,921         373,899

Note payable to a commercial financial corporation, secured by real property,
interest at 6%, maturing May 2003.                                                                   ---         546,120
                                                                                         ---------------   -------------

           Total                                                                              16,506,461       9,050,471

Less-Current maturities                                                                      (12,724,382)     (6,421,199)
                                                                                         ---------------   -------------

Long-term debt                                                                           $     3,782,079   $   2,629,272
                                                                                         ---------------   -------------

Prepetition amount listed above represent the renegotiated amounts and terms under the 1993 plan of reorganization.

In March 2000, TST amended its revolving line of credit to increase the line from $13 million to $14.9 million. The amended revolving credit line is limited to the lesser of $14.9 million or a percentage of eligible trade accounts receivable and inventories, as defined. The amended loan's available borrowings based upon TST's eligible inventories is limited by a staggered declining cap based upon certain dates. The remaining availability under the revolving credit line was $1.9 million as of August 31, 2000.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of August 31, 2000, the Company was in compliance with all covenants. Future maturities of long-term debt and under the line of credit at August 31, 2000, are as follows:


               2001                           $  12,724,382
               2002                                 273,554
               2003                                 284,054
               2004                                 301,269
               2005                                 231,602
               Thereafter                         2,691,600
                                              -------------
                                              $  16,506,461
                                              =============

                                IMPRESO.COM, INC.

6.       TST'S LEASE AGREEMENTS:

TST is obligated under various operating leases for equipment, which expire at various dates through 2005. Rental expenses under these operating leases were $295,098, $195,456 and $182,565, for the years ended August 31, 2000, 1999 and
1998 respectively. Future annual minimum lease payments as of August 31, 2000, are as follows:


          2001                               $  221,167
          2002                                  216,630
          2003                                  201,681
          2004                                   60,212
          2005                                       --
          Thereafter                                 --

7.       COMMITMENTS AND CONTINGENCIES:

Legal-

In the opinion of management, the Company has no pending legal proceedings which could have a material adverse effect on the results of operations or financial position of the Company.

TST's Significant Contract-

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines ("IBM") to manufacture and distribute certain selected products carrying the IBM logo. In March 1999, the Company extended its agreement with IBM from a four year contract with two one-year automatic renewals, to a six year contract with two one-year automatic renewals. TST is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the agreement. The agreement, under certain circumstances, may be canceled by either party upon 120 days written notice.

8.       INCOME TAXES:

The Company utilizes the SFAS No. 109, "Accounting for Income Taxes", which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

Significant components of deferred income taxes at August 31, 2000 and 1999, were as follows:


                                                            August 31,
                                                            ----------
                                                        2000          1999
                                                     ----------    ----------
Deferred income tax assets-current:
  Allowance for doubtful accounts receivable         $   57,335    $   44,335
Deferred income tax liability-long term:
  Tax over book depreciation and amortization          (763,769)     (727,865)
                                                     ----------    ----------
Net deferred income tax liabilities                  $ (706,434)   $ (683,530)
                                                     ==========    ==========

                                IMPRESO.COM, INC.

The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2000, 1999 and 1998, as follows:



                                                                 2000          1999         1998
                                                              ----------    ----------   ----------
Federal income taxes (benefit) at statutory rate (34%)        $  506,088    $  430,007   $ (477,061)
State taxes, net of federal income tax benefit                    28,072        32,175        9,874
Tax effect of nondeductible items                                 27,772        27,772       20,810
Alternative minimum taxes                                             --            --      118,694
Other                                                             (4,755)          421        9,074
                                                              ----------    ----------   ----------
Income tax expense (benefit)                                  $  557,177    $  490,375   $ (318,609)
                                                              ==========    ==========   ==========

9.       MANAGEMENT OWNERSHIP:

The Sorokwasz Irrevocable Trust, whose trustee is the president of the Company, and the senior vice president of the Company own 44.1% and 14.9%, respectively, of the outstanding shares of common stock as of August 31, 2000 and 1999.

10.       STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2003 at an exercise price of not less than the fair market value at the grant date. The options generally expire 10 years after the grant date.

In addition, the Company granted outside of the Plan 35,000 options during the fiscal year ended August 31, 1999. These options vest ratably at various dates through 2001 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 2000, 1999 and 1998 would have been a reduction in the Company's net income, or an increase in net loss, of approximately, $42,000, $116,000 and $193,000, respectively, and a reduction in net income/loss per share, of approximately, $.01, $.02 and $.04, respectively.

                                IMPRESO.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: expected volatility of 78%, 75% and 60%; risk-free interest rate of 6.23%, 5.67% and 5.45%; expected lives of five years; and no expected dividends.

At August 31, 2000, the outstanding options to purchase 311,400 shares have exercise prices ranging from $3.00 to $12.75 (fair market values on dates of grant) and a weighted-average remaining contractual life of 5.3 years. The fair value of options granted during the years ended August 31, 2000, 1999 and 1998, calculated using the Black-Scholes option-pricing model, was approximately $25,000 ($2.94 per share), $75,000 ($1.99 per share) and $7,600 ($5.48 per share), respectively. Exercisable options total 280,025 shares and are exercisable at a weighted-average exercise price of $5.93.

The following table summarizes stock option activity:


                                                                                     Weighted
                                                                 Available           Average
                                            Granted              for Grant            Price
                                          -----------          -------------         --------
August 31, 1997                               272,850                 82,100         $   6.17
Granted                                         1,500                 (1,500)        $   9.69
                                          -----------          -------------         --------

August 31, 1998                               274,350                 80,600         $   6.19
Made Available                                     --                 35,000            N/A
Canceled                                      (11,050)                11,050         $   6.00
Granted                                        41,000                (41,000)        $   3.04
                                          -----------          -------------         --------

August 31, 1999                               304,300                 85,650         $   5.78
Canceled                                       (2,400)                 2,400         $   4.83
Granted                                         9,500                 (9,500)        $   4.84
                                          -----------          -------------         --------
August 31, 2000                               311,400                 78,550         $   5.76
                                          ===========          =============         ========

In connection with TST's initial public offering ("IPO"), TST issued warrants to its underwriters for $.001 per warrant to purchase an aggregate of 110,000 shares of common stock, at an exercise price of $7.20 per share, which warrants expired on October 4, 2000. At the time of the IPO, TST also issued a warrant to a consultant for 10,000 shares of common stock, at an exercise price of $6.60 per share, which warrant expired on October 5, 2000. TST also issued a warrant to a consultant for 10,000 shares of common stock, exercisable for a period of five years from December 31, 1995, at an exercise price of $7.20 per share, which represents a price above the fair market value on the date of grant.

11.      EMPLOYEE 401(k) PLAN:

TST has an employee 401(k) plan (the "Plan") that is administered by a national brokerage firm and administrative fees associated with the Plan are funded by the Plan. TST's contribution is discretionary and currently matches 10% of the first 5% of the participating employees' contributions to their 401(k) accounts. Contributions by TST were $17,154, $16,780 and $15,639 for the years ended August 31, 2000, 1999 and 1998, respectively.

                                IMPRESO.COM, INC.

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2000 and 1999:


                                                                    Quarters Ended
                                                                    --------------
                                               November 30     February 28      May 31        August 31
                                               ------------   ------------   ------------   ------------
2000
----
Net sales                                      $ 17,105,068   $ 16,801,376   $ 18,051,583   $ 22,159,634
Gross profit                                   $  1,904,361   $  2,173,403   $  2,873,463   $  2,541,582
Net income                                     $    125,650   $    138,423   $    478,955   $    188,289
Basic and diluted earnings per share           $       0.02   $       0.03   $       0.09   $       0.04

1999
----
Net sales                                      $ 14,701,095   $ 14,278,829   $ 15,416,346   $ 17,109,937
Gross profit                                   $  1,778,108   $  1,891,925   $  1,935,210   $  2,056,011
Net income                                     $    136,700   $    259,436   $    117,136   $    261,080
Basic and diluted earnings per share           $       0.03   $       0.05   $       0.02   $       0.05

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                 Page
                                                                 ----

           Report of Independent Public Accountants              S-2

           Schedule II - Valuation and Qualifying Accounts       S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Impreso.com, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 9, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
November 9, 2000

                                                                    SCHEDULE II



                     IMPRESO.COM, INC. AND SUBSIDIARIES(a)

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                                                              Additions
                                                  Balance at      Additions    Charged                         Balance at
                                                  Beginning        Charged     to other                          End of
                                                  of Period       to Income    Accounts      Deductions          Period
                                                  ---------       ---------   ---------    -------------       ----------
August 31, 2000:
      Allowance for doubtful accounts             $ 130,397       $ 160,795          --    $(122,561)(b)       $ 168,631
                                                  ---------       ---------   ---------    ---------           ---------
              Total reserves and allowances       $ 130,397       $ 160,795          --    $(122,561)          $ 168,631
                                                  =========       =========   =========    =========           =========


August 31, 1999:
      Allowance for doubtful accounts             $ 190,000       $  85,000          --    $(144,603)(b)       $ 130,397
                                                  ---------       ---------   ---------    ---------           ---------
              Total reserves and allowances       $ 190,000       $  85,000          --    $(144,603)          $ 130,397
                                                  =========       =========   =========    =========           =========

August 31, 1998:
      Allowance for doubtful accounts             $ 130,000       $ 120,000          --    $ (60,000)(b)       $ 190,000
                                                  ---------       ---------   ---------    ---------           ---------
              Total reserves and allowances       $ 130,000       $ 120,000          --    $ (60,000)          $ 190,000
                                                  =========       =========   =========    =========           =========

----------
(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b)   Write-off of uncollectible receivables.

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.              DESCRIPTION OF EXHIBITS
 --------            -----------------------
   2.1               Plan and Agreement of Merger, dated as of December 1,
                     1999, among TST/Impreso, Inc., Impreso.com, Inc. and TST
                     Merger Corp. (incorporated by reference to Appendix A of
                     Registration of Impreso.com, Inc. on Form S-4 No.
                     333-92381)

   3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Registration on Form S-4
                     No. 333-92381)

   3(b) By-laws of the Company (incorporated by reference to Exhibit 3(b) to Registration on Form S-4 No. 333-92381)

   4.1 Form of Underwriters' Warrant (incorporated by reference to Exhibit 4.1 to TST/Impreso Registration Statement on
                     Form S-1 No. 33-93814)

   10(a)             1995 Stock Option Plan (incorporated by reference to
                     Exhibit 10.1 to the TST/Impreso Registration Statement on
                     Form S-1, No. 33-93814)

   10(b)             Employment Agreement dated January 27, 1999, between the
                     Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the TST/Impreso Registration Statement on Form S-1, No. 33-93814)

   10(c) IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International
                     Business Machines Corporation (incorporated by reference to Exhibit 10(c) of TST/Impreso Form
                     10-Q/A, dated May 31, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

   10(d)             Amendment Number 2 to the IBM Brand Paper Trademark
                     Licensing Agreement, dated March 5, 1999, between
                     TST/Impreso and International Business Machines
                     Corporation (incorporated by reference to Exhibit
                     10(d) of TST/Impreso Form 10-Q/A, dated June 17,
                     1999) [Confidential treatment has been granted for certain portions of this Exhibit]

   21                Subsidiaries of the Registrant

   27                Financial data schedule
