Form 10-Q
period 2000-11-30
IMPRESO COM INC
filed 2001-01-16
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

       Yes  [X]                               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

       Class of Common Stock           Shares outstanding at January 15, 2001
       ---------------------           --------------------------------------
           $0.01 Par Value                          5,280,280

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                November 30, 2000

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                 Page Number
                                                                                        -----------
Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at November 30,
                  2000 (Unaudited) and August 31, 2000                                       1

                  Interim Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2000 and 1999
                  (Unaudited)                                                                3

                  Interim Consolidated Statements of Cash Flows for the
                  Three Months Ended November 30, 2000 and 1999
                  (Unaudited)                                                                4

                  Notes to Interim Consolidated Financial Statements                         5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        7

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                11

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                                  13

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                      November 30,     August 31,
                                                                          2000           2000
                                                                      ------------    ------------
                                                                      (Unaudited)

Current assets:
           Cash and cash equivalents                                  $    124,030    $    149,527
           Trade accounts receivable, net of allowance for doubtful
             accounts of $201,381 at November 30, 2000 and
             $168,631 at August 31, 2000                                 7,730,231       8,914,102
           Investments in marketable securities                             11,088          11,088
           Inventories                                                  22,161,420      21,232,863
           Prepaid expenses and other                                      286,472         223,113
           Deferred income tax assets                                       59,885          57,335
                                                                      ------------    ------------

                       Total current assets                             30,373,126      30,588,028
                                                                      ------------    ------------

Property, plant and equipment, at cost                                  18,649,753      18,648,715
           Less-Accumulated depreciation                               (10,063,375)     (9,880,019)
                                                                      ------------    ------------

                       Net property, plant and equipment                 8,586,378       8,768,696
                                                                      ------------    ------------

Other assets                                                                42,956          26,824
                                                                      ------------    ------------

                       Total assets                                   $ 39,002,460    $ 39,383,548
                                                                      ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   November 30,     August 31,
                                                                                       2000            2000
                                                                                   ------------    ------------
                                                                                    (Unaudited)

Current liabilities:
           Accounts payable                                                        $  8,918,749    $  6,623,776
           Accrued liabilities                                                        1,296,108       1,984,952
           Current maturities of long-term debt                                         252,366         247,798
           Line of credit                                                            10,425,518      12,469,390
           Current maturities of prepetition debt                                         7,267           7,194
                                                                                   ------------    ------------

                      Total current liabilities                                      20,900,008      21,333,110

           Deferred income tax liability                                                774,719         763,769
           Long-term debt, net of current maturities                                  3,480,735       3,529,352
           Long-term portion of prepetition debt, net of current maturities             250,884         252,727
                                                                                   ------------    ------------

                      Total liabilities                                              25,406,346      25,878,958
                                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                                --              --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 issued shares                                                    52,928          52,928
           Warrants                                                                          --             110
           Treasury Stock (12,500 shares, at cost)                                      (35,640)             --
           Additional paid-in capital                                                 6,319,682       6,319,572
           Retained earnings                                                          7,259,144       7,131,980
                                                                                   ------------    ------------

                      Total stockholders' equity                                     13,596,114      13,504,590
                                                                                   ------------    ------------

                      Total liabilities and stockholders' equity                   $ 39,002,460    $ 39,383,548
                                                                                   ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                          November 30,
                                                     2000             1999
                                                 ------------    ------------

Net sales                                        $ 21,250,206    $ 17,105,068
Cost of sales                                      18,954,129      15,176,814
                                                 ------------    ------------

                Gross profit                        2,296,077       1,928,254
                                                 ------------    ------------

Other costs and expenses:
          Selling, general and administrative       1,790,191       1,505,073
          Interest expense                            346,500         243,406
          Other (income) expenses, net                (46,981)          2,949
                                                 ------------    ------------

                Total other costs and expenses      2,089,710       1,751,428
                                                 ------------    ------------

Income before income tax expense                      206,367         176,826
                                                 ------------    ------------

Income tax expense (benefit):
          Current                                      70,803          75,800
          Deferred                                      8,400         (24,624)
                                                 ------------    ------------

Net income                                       $    127,164    $    125,650
                                                 ------------    ------------

Net income per share (basic and diluted)         $       0.02    $       0.02
                                                 ============    ============

Weighted average shares outstanding                 5,289,494       5,292,780
                                                 ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                  November 30,
                                                                              2000           1999
                                                                           -----------    -----------

Cash Flows From Operating Activities:
       Net income                                                          $   127,164    $   125,650
       Adjustments to reconcile net income to net
       cash used in operating activities-
         Depreciation                                                          196,570        154,675
         (Gain)/Loss from sale of property, plant and equipment, net            (4,632)        13,239
         Deferred income taxes                                                   8,400        (24,624)
         Decrease (increase) in trade accounts receivable, net               1,183,871     (1,772,268)
         Increase in inventories                                              (928,557)    (3,381,229)
         Increase in prepaid expenses and other                                (63,359)       (20,034)
         Increase in other noncurrent assets                                   (16,132)       (53,079)
         Increase in accounts payable                                        2,294,973      1,371,748
         (Decrease) increase in accrued liabilities                           (688,844)       399,100
         Decrease in Federal Income Tax receivable                                  --        478,909
                                                                           -----------    -----------

            Net cash provided by (used in) operating activities              2,109,454     (2,707,913)
                                                                           -----------    -----------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                               (9,620)      (443,932)
                                                                           -----------    -----------

            Net cash used in investing activities                               (9,620)      (443,932)
                                                                           -----------    -----------

Cash Flows From Financing Activities:
       Net borrowing (payments) on line of credit                           (2,043,872)     2,834,664
       Payments on prepetition debt                                             (1,770)      (654,843)
       Net borrowing (payments) on post-petition debt                          (44,049)     1,004,974
       Purchase of Treasury Stock                                              (35,640)            --
                                                                           -----------    -----------

            Net cash (used in) provided by financing activities             (2,125,331)     3,184,795
                                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents                           (25,497)        32,950

Cash and cash equivalents, beginning of  period                                149,527         22,629
                                                                           -----------    -----------

Cash and cash equivalents, end of period                                   $   124,030    $    55,579
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

2. INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 2000 and its results of operations for the three months ended November 30, 2000 and 1999. Results of the Company's operations for the interim period ended November 30, 2000 may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, for the fiscal year ended August 31, 2000 ("Fiscal 2000"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3. INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:


                            November 30,      August 31,
                                2000            2000
                           -------------   -------------

Finished goods             $  10,912,390   $   7,875,235
Raw materials                 10,537,439      12,624,295
Supplies                         678,528         643,333
Work-in-process                   33,063          90,000
                           -------------   -------------

     Total inventories     $  22,161,420   $  21,232,863


4. LONG -TERM DEBT AND LINE OF CREDIT:


The following is a summary of long-term debt and line of credit:                               November 30,        August 31,
                                                                                                  2000               2000
                                                                                             ---------------    ---------------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2001, secured by inventories, trade accounts receivable, equipment, goodwill associated with
TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is the largest stockholder of the Company, interest payable monthly at
prime plus .25% (9.75% at November 30, 2000)                                                 $    10,425,518    $    12,469,390

Note payable to a commercial financial corporation, secured by real property, interest at 4.5% above the 11th District Cost of Funds rate
(9.75% at November 30, 2000) maturing August 2008                                                  1,682,385          1,685,461

Note payable to a commercial financial corporation, secured by real property and
equipment, interest at 8.50%, maturing December 2009                                                 602,865            614,097

Note payable to a commercial financial corporation, secured by real property and equipment, interest at 8.50%, maturing August 2010
Revolving lender's blanket lien subordinated to note's collateral                                    856,161            869,940

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 0.9% to 11.17%,
maturing at various dates from June 2001 thru July 2005                                              591,690            607,652

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is the largest stockholder of the Company, interest at
4%, maturing June 2023                                                                               258,151            259,921
                                                                                             ---------------    ---------------
Total                                                                                             14,416,770         16,506,461


Less-Current maturities                                                                          (10,685,151)       (12,724,382)
                                                                                             ---------------    ---------------
Long-term debt                                                                               $     3,731,619    $     3,782,079
                                                                                             ===============    ===============

Prepetition amount listed above represent the renegotiated amounts and terms under the 1993 plan of reorganization.

The revolving credit line is limited to the lesser of $14.9 million or a percentage of eligible trade accounts receivable and inventories, as defined. The amended loan's available borrowings based upon TST's eligible inventories is limited by a staggered declining cap based upon certain dates. The remaining availability under the revolving credit line was $4.5 million as of November 30, 2000.

The line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of November 30, 2000, the Company was in compliance with all covenants.

5. SUPPLEMENTAL CASH FLOW INFORMATION:


                                              Three Months Ended
                                                 November 30,
                                               2000       1999
                                             --------   --------

Cash paid during the period for:
                              Interest       $346,500   $243,406
                              Income taxes   $ 76,877   $ 17,014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

Net Sales---Net sales increased from $17.1 million in the three months ended November 30, 1999 ("First Quarter 2000"), to $21.3 million for the three months ended November 30, 2000 ("First Quarter 2001"), an increase of 24.2%, as a result of new customers and the increased sales of branded products.

Gross Profit---Gross profit increased from $1.9 million in the First Quarter 2000 to $2.3 million in the First Quarter 2001, an increase of approximately 19.1%. The increase in gross profit was primarily the result of increased sales. Our gross profit margin decreased to 10.8% for the First Quarter 2001, as compared to 11.3% for the corresponding period of the prior year. The decreased gross profit margin resulted from increased raw material costs which were not fully passed on to our customers.

Selling, General and Administrative Expenses--- SG&A expenses for First Quarter 2001 were $1.8 million, or 8.4% of net sales, as compared to $1.5 million, or 8.8% of net sales for First Quarter 2000.

SG&A expense increased in dollars in the First Quarter 2001 as compared to the First Quarter 2000 due primarily to the integration of new personnel.

Interest Expense---Interest expense increased from $243,000 in the First Quarter 2000 to $347,000 in the First Quarter 2001, an increase of $104,000, or approximately 42.8%. The increase was primarily attributable to financing acquisitions of property and equipment, an increase in inventory resulting in increased borrowings, and an increase in the interest rate under TST's line of credit.

Income Taxes---Our income tax expense for the First Quarter 2001 increased to $79,203, as compared to $51,176 for the corresponding period of the prior year. The increase in income tax expense was the result of a deferred tax expense in the First Quarter 2001 versus a deferred tax benefit in the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $9.5 million at November 30, 2000 from $9.3 million at August 31, 2000. This represented an increase of 2.4%.

In May 1999, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (9.75% at November 30, 2000), are based upon specified percentages of eligible accounts receivable and inventories. In March 2000, TST amended its revolving line of credit to increase the line from $13 million to $14.9 million. The loans borrowing base of eligible inventories is limited by a staggered declining cap based upon certain dates. As of November 30, 2000, there was a $4.5 million borrowing capacity remaining under the $14.9 million revolving line of credit. The revolving credit line will mature in May 2001.

We believe that the funds available under the loans for our West Virginia and California facilities, the revolving credit facility and our belief we can secure an extension of this facility beyond May 2001, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

On September 1, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of SFAS 133 had no impact to our financial statements taken as a whole. As of November 30, 2000, we did not own derivative or other financial instruments for trading or speculative purposes.

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

The price of raw materials that TST utilizes substantially increased in September 1999 and March 2000. A proposed October 2000 increase was not successfully implemented by suppliers. Management believes that raw material paper costs will increase again in the Company's 2001 fiscal year. Market indications are that the supply of paper raw material utilized by TST will tighten further due to mill consolidation and the permanent shutdown of suppliers' mills. Currently, raw material inventory costs are equal to or less than average raw material market costs. Management believes that its increase of TST/Impreso, Inc.'s inventory has advantageously positioned itself to capitalize on this anticipated future market trend.

TST purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper, consisting of a wide variety of weights, widths, colors, sizes and qualities, transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that TST has adequate sources of raw material supplies to meet the requirements of its business. We believe that TST has a good relationship with all of its current suppliers.

MARKET CONDITIONS OF TST

Due to actual and proposed price increases by our suppliers, TST implemented price increases on finished goods in November 1999, March 2000 and October 2000. The finished goods price increase in November 1999, March 2000 and October 2000 were successfully implemented on a majority of TST's customers. However, resistance by customers to future finished goods price increases could create downward pressure on finished goods selling prices, which could result in lower net sales and profit margins. If selling prices for products manufactured by us cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected. In addition, the increased growth of discount retailers, such as office superstores, and the increase of sales to those retailers as a percentage of our total sales could also contribute to a reduction in our profit margin, as price wars among them adversely impact their suppliers.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

SUBSEQUENT EVENTS

On November 30, 2000, we received notice from the Nasdaq Stock Market that we have failed to maintain a market value of public float of our common stock greater than or equal to $5 million in accordance with the applicable Nasdaq maintenance requirement. The market value of public float on any day is calculated by multiplying the number of shares of common stock held by non-affiliates by the closing bid price. Compliance requires that for a minimum of ten consecutive trading days the closing bid price of our common stock is a multiple sufficient to place the value of public float greater than $5 million. As of January 15, 2000, that would require a closing bid price of approximately $3.30. We are currently in compliance with all of the remaining maintenance standard requirements. We have been given 90 days in which to regain compliance with the public float requirement. If we cannot demonstrate compliance within the time frame provided, our securities may be delisted from the Nasdaq National Market on February 21, 2000.

Management is reviewing various responses to the situation in order to achieve compliance or obtain a waiver from this requirement. Should such responses not achieve compliance, we can apply to become listed on the Nasdaq Small Cap Market or the American Stock Exchange. There can be no assurance, however, that we will qualify for such listing or can remain in compliance there.

If we do not qualify for listing on any of these markets, we may apply for listing on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time information on over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

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

We had both fixed-rate and variable-rate debts as of November 30, 2000. The fair market value of long- term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value. Based upon our market risk sensitive debt outstanding at November 30, 2000, there was no material exposure to our financial position or results of operations.

PART II:      OTHER INFORMATION

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.   DESCRIPTION OF EXHIBITS

       (a) No reports on Form 8-K were filed during the quarter ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2001

                                              Impreso.com, Inc.
                                              (Registrant)

                                              /s/ Marshall Sorokwasz
                                              ----------------------------------
                                              Marshall Sorokwasz
                                              Chairman of the Board, Chief
                                              Executive Officer, President,
                                              and Director


                                              /s/ Susan Atkins
                                              ----------------------------------
                                              Susan Atkins
                                              Chief Financial Officer
                                              and Vice President