Form 10-Q
period 2001-02-28
IMPRESO COM INC
filed 2001-04-16
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-29883

                                IMPRESO.COM, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       75-20849585
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

              Yes   X                                  No
                   ---                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

     Class of Common Stock              Shares outstanding at April 13, 2001
     ---------------------              ------------------------------------
        $0.01 Par Value                             5,278,780

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                FEBRUARY 28, 2001

                                      INDEX

                                                                            PAGE NUMBER
                                                                            -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Interim Consolidated Balance Sheets at February 28,
         2001 (Unaudited) and August 31, 2000                                    1

         Interim Consolidated Statements of Operations for the
         Three and Six Months Ended February 28, 2001 and February 29, 2000
          (Unaudited)                                                            3

         Interim Consolidated Statements of Cash Flows for the
         Six Months Ended February 28, 2001 and February 29, 2000
              (Unaudited)                                                        4

         Notes to Interim Consolidated Financial Statements                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       14

SIGNATURES                                                                      15

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 February 28,       August 31,
                                                                     2001              2000
                                                                 ------------      ------------
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                    $    168,115      $    149,527
    Trade accounts receivable, net of allowance for doubtful
      accounts of $256,411 at February 28, 2001 and
      $168,631 at August 31, 2000                                   7,759,077         8,914,102
    Investments in marketable securities                               11,088            11,088
    Inventories                                                    22,643,042        21,232,863
    Prepaid expenses and other                                        701,470           223,113
    Deferred income tax assets                                         62,435            57,335
                                                                 ------------      ------------
                Total current assets                               31,345,227        30,588,028
                                                                 ------------      ------------

Property, plant and equipment, at cost                             18,799,819        18,648,715
     Less-Accumulated depreciation                                (10,262,817)       (9,880,019)
                                                                 ------------      ------------
                 Net property, plant and equipment                  8,537,002         8,768,696
                                                                 ------------      ------------
Other assets                                                           88,458            26,824
                                                                 ------------      ------------

                 Total assets                                    $ 39,970,687      $ 39,383,548
                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         February 28,       August 31,
                                                                            2001               2000
                                                                         ------------      ------------
                                                                         (Unaudited)
Current liabilities:
    Accounts payable                                                     $  9,431,571      $  6,623,776
    Accrued liabilities                                                     1,283,908         1,984,952
    Current maturities of long-term debt                                      318,591           247,798
    Line of credit                                                         10,667,071        12,469,390
    Current maturities of prepetition debt                                      7,339             7,194
                                                                         ------------      ------------
        Total current liabilities                                          21,708,480        21,333,110
                                                                         ------------      ------------

    Deferred income tax liability                                             788,004           763,769
    Long-term debt, net of current maturities                               3,469,491         3,529,352
    Long-term portion of prepetition debt, net of current maturities          249,030           252,727
                                                                         ------------      ------------
        Total liabilities                                                  26,215,005        25,878,958
                                                                         ------------      ------------
Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $.01 par value; 5,000,000 shares authorized;
       0 shares issued and outstanding                                             --                --
    Common Stock, $.01 par value;  15,000,000 shares authorized;
       5,292,780 issued shares                                                 52,928            52,928
    Warrants                                                                       --               110
    Treasury Stock (14,000 shares, at cost)                                   (38,892)               --
    Additional paid-in capital                                              6,319,682         6,319,572
    Retained earnings                                                       7,421,964         7,131,980
                                                                         ------------      ------------
        Total stockholders' equity                                         13,755,682        13,504,590
                                                                         ------------      ------------
        Total liabilities and stockholders' equity                       $ 39,970,687      $ 39,383,548
                                                                         ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three Months Ended                   Six Months Ended
                                             February 28       February 29,      February 28,      February 29,
                                                2001               2000              2001              2000
                                             ------------      ------------      ------------      ------------
Net Sales                                    $ 21,289,448      $ 16,801,376      $ 42,539,654      $ 33,906,444
Cost of sales                                  18,840,876        14,627,973        37,795,005        29,828,680
                                             ------------      ------------      ------------      ------------
     Gross profit                               2,448,572         2,173,403         4,744,649         4,077,764

Other costs and expenses:
     Selling, general and administrative        1,847,403         1,683,706         3,637,594         3,164,886
     Interest expense                             383,369           313,878           729,869           557,284
     Other income, net                            (47,348)          (77,652)          (94,331)          (74,704)
                                             ------------      ------------      ------------      ------------
     Total other costs and expenses             2,183,424         1,919,932         4,273,132         3,647,466

Income before income tax expense                  265,148           253,471           471,517           430,298

Income tax expense (benefit):
     Current                                       91,595           108,102           162,398           183,902
     Deferred                                      10,735             6,946            19,135           (17,678)
                                             ------------      ------------      ------------      ------------
Net income                                   $    162,818      $    138,423      $    289,984      $    264,074
                                             ============      ============      ============      ============
Net income per common share
  (basic and diluted)                        $       0.03      $       0.03      $       0.05      $       0.05
                                             ============      ============      ============      ============
Weighted average shares outstanding             5,279,313         5,292,780         5,284,432         5,292,780


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       IMPRESO.COM, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                February 28     February 29,
                                                                   2001             2000
                                                                -----------     ------------
Cash Flows From Operating Activities
    Net income                                                  $   289,984      $   264,074
    Adjustments to reconcile net income to net cash
      used in operating activities-
         Depreciation and amortization                              396,012          324,774
         (Gain) loss sale of property, plant, and equipment          (4,632)          28,488
         Increase (decrease) in deferred income taxes                19,135          (17,678)
         (Increase) decrease in accounts receivable, net          1,155,025         (223,340)
         Increase in inventories                                 (1,410,179)      (7,081,884)
         Increase in prepaid expenses and other                    (478,357)         (44,254)
         Increase in other non current assets                       (61,634)         (26,102)
         Increase in accounts payable                             2,807,795        3,415,359
         Decrease in accrued liabilities                           (701,044)        (410,502)
         Decrease in Federal Income Tax receivable                       --          478,909
                                                                -----------      -----------
        Net cash provided by (used in) operating activities       2,012,105       (3,292,156)
                                                                -----------      -----------
Cash Flows From Investing Activities:
    Additions to property, plant, and equipment                    (159,686)        (848,936)
                                                                -----------      -----------
        Net cash used in investing activities                      (159,686)        (848,936)
                                                                -----------      -----------
Cash Flows From Financing Activities:
    Net (payments) borrowings on line of credit                  (1,802,319)       4,021,375
    Payments on prepetition debt                                     (3,552)        (656,557)
    Borrowings on post prepetition debt, net                         10,932          969,310
    Purchase of Treasury Stock                                      (38,892)              --
                                                                -----------      -----------
        Net cash (used in) provided by financing activities      (1,833,831)       4,334,128
                                                                -----------      -----------
Net increase in cash and cash equivalents                            18,588          193,036

Cash and cash equivalents, beginning of period                      149,527           22,629
                                                                -----------      -----------
Cash and cash equivalents, end of period                        $   168,115      $   215,665
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

2. INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 2001, and its results of operations for the three and six months ended February 28, 2001 and February 29, 2000. Results of the Company's operations for the interim period ended February 28, 2001, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K"), for the fiscal year ended August 31, 2000 ("Fiscal 2000"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3. INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                  February 28,      August 31,
                                      2001            2000
                                  ------------     -----------
        Finished goods             $12,828,161     $ 7,875,235
        Raw materials                9,032,922      12,624,295
        Supplies                       734,285         643,333
        Work-in-process                 47,674          90,000
                                   -----------     -----------
             Total inventories     $22,643,042     $21,232,863
                                   ===========     ===========

4. LONG -TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:                       February 28,      August 31,
                                                                                           2001             2000
                                                                                       ------------     -----------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2001, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is the largest stockholder of the Company, interest payable monthly at prime plus .25%
(9.25% at February 28, 2001)                                                            $10,667,071     $12,469,390

Note payable to a commercial financial corporation, secured by real property,             1,681,343       1,685,461
interest at 4.5% above the 11th District Cost of Funds rate (9.75% at February 28,
2001) maturing August 2008

Note payable to a commercial financial corporation, secured by real property and            324,898         614,097
equipment, interest  at 8.50%, maturing December 2009

Note payable to a commercial financial corporation, secured by real property and            842,018         869,940
equipment, interest at 8.50%, maturing August 2010. Revolving lender's blanket lien subordinated to note's collateral

Note payable to a commercial financial corporation, secured by real property,               254,402              --
interest at 5.50%, maturing  November, 2010

Notes payable to various commercial financial corporations, secured by equipment,           685,421         607,652
interest rates ranging from 0.9% to 11.17%, maturing at various dates from June
2001 thru July 2005

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is the largest
stockholder of the Company, interest at 4%, maturing June 2023                              256,369         259,921
                                                                                        -----------     -----------
Total                                                                                   $14,711,522      16,506,461

As of February 28, 2001, the revolving credit line is limited to the lesser of $14,900,000 or a percentage of eligible trade accounts receivable and inventories, as defined. On February 28, 2001, the remaining availability under the revolving credit line was $4.2 million. The line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of February 28, 2001, the Company was in compliance with all covenants.

5. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                           Six Months Ended
                                                       February 28  February 29
                                                           2001         2000
                                                       -----------  -----------
                Cash paid during the period for:
                                        Interest         $729,869     $557,284
                                        Income taxes     $144,216     $ 79,606

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

Net Sales---Net sales increased from $16.8 million in the three months ended February 29, 2000, to $ 21.3 million in the same period for the year ending August 31, 2001 ("Fiscal 2001"), an increase of $4.5 million or 26.7%. Net sales increased from $33.9 million in the six months ended February 29, 2000, to $42.5 million in the same period in Fiscal 2001, an increase of $8.6 million, or 25.5%. Net sales increased in the first and second quarters of Fiscal 2001 as a result of increased sales of all product categories.

Gross Profit--- Gross profit increased from $2.2 million in the three months ended February 29, 2000, to $ 2.4 million in the three months ended February 28, 2001, an increase of 12.7%. Gross profit increased from $4.1 million in the six months ended February 29, 2000, to $4.7 million in the same period in 2001, an increase of $667,000 or 16.4%. Gross profit decreased from 12.9%, in the second quarter of Fiscal 2000, to 11.5% in the corresponding period of 2001. Gross profit decreased from 12.0% in the six month period ended February 29, 2000, to 11.2% in the same period in Fiscal 2001. Gross profit, as a percentage of net sales, decreased in the three and six month periods ended February 28, 2001, as compared to the corresponding periods of the prior year, as a result of lower finished goods selling prices of commodity products in the market place.

Selling, General, and Administrative Expenses---- SG&A expenses increased from $1.7 million in the three months ended February 29, 2000, to $1.8 million in the corresponding period of Fiscal 2001, an increase of $164,000 or 9.7%. SG&A as a percentage of net sales decreased from 10% in the second quarter of Fiscal 2000, to 8.7% in the corresponding period of Fiscal 2001. SG&A expenses increased from $3.2 million, or 9.3% of net sales for the six months ended February 29, 2000, to $3.6 million, or 8.6% of net sales in the same period of Fiscal 2001. The increase in SG&A as a dollar amount and decrease as a percentage of net sales for the three and six month periods of February 28, 2001, resulted primarily from the increase in basic expenditures required to create additional sales and efficiencies obtained with an increased sales volume.

Interest Expense----Interest expense increased from $314,000 in the three months ended February 29, 2000, to $384,000 in the same period of Fiscal 2001, an increase of 22.1%. Interest expense increased from $557,000, in the six months ended February 29, 2000, to $730,000 in the corresponding period of Fiscal 2001, an increase of 31%. The increase in interest expense for the three and six month periods ended February 28, 2001, was primarily attributable to increased borrowings. The increased borrowings reflected the Company's increased inventory, which increased 6.6% as of February 28, 2001, as compared to August 31, 2000, and financed acquisitions of property.

Income Taxes--- Income tax expense decreased from $115,000 for the three months ended February 29, 2000, to $102,330 in the second quarter of Fiscal 2001. Income tax expense increased from $166,000 for the six months ended February 29, 2000, to $182,000 in the six months ended February 28, 2001. The decrease in income tax expense for the three months ended February 28, 2001, was attributable to a prior year accrual adjustment. The increase in income tax expense for the six months ended February 28, 2001, was the result of an increase in taxable income and an increase in deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $9.6 million at February 28, 2001 from $9.3 million at August 31, 2000. This represented an increase of 4.1%.

TST's revolving line of credit is currently $14.9 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our

Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (9.25% at February 28, 2001), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 2001, there was a $4.2 million borrowing capacity remaining under the $14.9 million revolving line of credit. The revolving credit line will mature in May 2001.

On April 5, 2001, we executed an asset purchase agreement with Durango Georgia Converting, LLC to purchase substantially all of the assets of the Sky division. The funding of this purchase is expected to be accomplished by renewing, extending, and increasing our revolving line of credit from $14.9 million to $22 million, with the increased line to be collateralized by the inventory, trade receivables, and equipment to be acquired in this acquisition, and by obtaining a $2.24 million loan from another commercial financial institution secured by our Coppell, Texas facility and the plant to be acquired in connection with the acquisition. The proposed term for the extension of our revolving line of credit is two years.

We believe that the funds available under the loans for our West Virginia and California facilities, the revolving credit facility and its anticipated extension in the line and term to May 2003, the proposed mortgages on our Coppell, Texas facility and the plant to be acquired in connection with the acquisition, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

On September 1, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of SFAS 133 had no impact to our financial statements taken as a whole. As of February 28, 2001, we did not own derivative or other financial instruments for trading or speculative purposes.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. Because TST has in the past and is currently expanding the manufacturing and distribution of new brands and types of products, its raw material and finished goods inventory requirements have increased over prior years. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in TST's expanding inventory to accommodate less frequent, larger shipments. TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products held in inventory by TST, the Company's business could be materially adversely affected.

The price of raw materials that TST utilizes substantially increased in March 2000. A proposed October 2000 increase was not successfully implemented by suppliers. During the first and second quarters of Fiscal 2001, the price of raw materials has remained relatively stable. Management believes that raw material paper costs will increase in the second half of Fiscal 2001. Market indications are that the supply of paper raw material utilized by TST will tighten further due to mill consolidation and the permanent shutdown of suppliers' mills. Currently, raw material inventory costs are equal to or less than average raw material market costs. Management believes that its increase of TST's inventory has advantageously positioned itself to capitalize on this anticipated future market trend.

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

MARKET CONDITIONS OF TST

Due to actual and proposed price increases by our suppliers, TST implemented price increases on finished goods in March 2000 and October 2000. The finished goods price increase in March 2000 and October 2000 were successfully implemented on a majority of TST's customers. However, resistance by customers to future finished goods price increases could create downward pressure on finished goods selling prices, which could result in lower net sales and profit margins. If selling prices for products manufactured by us cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected. In addition, the increased growth of discount retailers, such as office superstores, and the increase of sales to those retailers as a percentage of our total sales could also contribute to a reduction in our profit margin, as price wars among them adversely impact their suppliers.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

SUBSEQUENT EVENTS

On April 5, 2001, TST entered into an Asset Purchase Agreement with Durango Georgia Converting, LLC to purchase substantially all of the assets of the Sky Division for approximately $11.7 million. Completion of the transaction, which is scheduled to close later this month, is subject to certain contingencies and standard conditions to closing. Sky's manufacturing facility is located in Green Castle, Pennsylvania and produces primarily continuous feed business forms in addition to custom cut forms and other higher margin products. The addition of this plant strengthens TST's East Coast production and delivery, and increases the number of TST's manufacturing facilities to four. Recently, Sky's annual sales have exceeded $40 million. Management believes the addition of the assets of Sky to TST will result in a substantially larger company with the resources to aggressively expand its share of the business forms market.

On November 30, 2000, we received notice from the Nasdaq Stock Market that we had failed to maintain a market value of public float of our common stock greater than or equal to $5 million in accordance with the applicable Nasdaq National Market maintenance requirement. We were unable to achieve compliance with the requirement by February 28, 2001, the end of a 90-day grace period. On March 9, 2001, we requested an oral hearing in front of the Nasdaq Qualifications Hearing Panel ( the" Panel"). The oral hearing was held April 12, 2001.

At the oral hearing on April 12, 2001, management presented to the Panel our proposed plan of compliance and requested an extension of time in order to regain compliance, or a waiver from the market value of public float requirement. We are currently in compliance with all of the remaining maintenance standard requirements. We also demonstrated to the Panel our current compliance with all of the maintenance standards of the Nasdaq Small Cap Market, and requested that if the Panel made a determination to deny our request for continued listing on the Nasdaq National Market, that the panel recommend our securities for listing on the Nasdaq Small Cap Market. As of April 16, 2001, we have not received the Panel's determination.

Pursuant to Nasdaq Market Place Rule 4860, the Nasdaq Listing and Hearing Review Council (the "Listing Council") may, on its own motion, determine to review any Panel decision within 45 calender days after issuance of the written decision of the Panel. If the Listing Council determines to review this decision , it may affirm, modify, reverse, dismiss, or remand the decision to the Panel. In addition, we may, within 15 calender days of the date of the written decision, appeal the Panel's decision to the Listing Council. Any reviews by the Listing Council will not operate as a stay of the Panel decision. The decision of the Listing Council may be appealed to the Securities and Exchange Commission ("SEC") and ultimately to the courts.

Should the Panel decline to allow our securities to continue listing on the Nasdaq National Market or recommend listing on the Nasdaq Small Cap Market, we may independently apply to become listed on the Nasdaq Small Cap Market or the American Stock Exchange. There can be no assurance, however, that we will qualify at the time of application for such listing or can remain in compliance therewith.

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

We had both fixed-rate and variable-rate debts as of February 28, 2001. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value. Based upon our market risk sensitive debt outstanding at February 28, 2001, there was no material exposure to our financial position or results of operations.

PART II:        OTHER INFORMATION

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.     DESCRIPTION OF EXHIBITS

       (a) No reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2001

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