Form 10-Q
period 2001-05-31
IMPRESO INC
filed 2001-07-16
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-29883

                                  IMPRESO, INC.
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

             Yes X                                  No
                ---                                    ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

      Class of Common Stock               Shares outstanding at July 13, 2001
      ---------------------               -----------------------------------
         $0.01 Par Value                             5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES



                                    FORM 10-Q

                                  MAY 31, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NUMBER
                                                                       -----------
Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at May 31, 2001
                  (Unaudited) and August 31, 2000                                      1

                  Interim Consolidated Statements of Operations for the
                  Three and Nine Months Ended May 31, 2001 and 2000
                   (Unaudited)                                                         3

                  Interim Consolidated Statements of Cash Flows for the
                  Nine Months Ended May 31, 2001 and 2000
                       (Unaudited)                                                     4

                  Notes to Interim Consolidated Financial Statements                   5

Item 2.           Management's Discussion and Analysis of Financial                    8
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk          12

PART II. OTHER INFORMATION                                                            14

Item 6.           Exhibits and Reports on Form 8-K and 8-K/A                          14

SIGNATURES                                                                            15

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                  May 31,         August 31,
                                                                                   2001             2000
                                                                                -------------    -------------
                                                                                (Unaudited)
Current assets:
           Cash and cash equivalents                                            $     187,233    $     149,527
           Trade accounts receivable, net of allowance for doubtful
             accounts of $281,915 at May 31, 2001 and
             $168,631 at August 31, 2000                                           10,799,533        8,914,102
           Investments in marketable securities                                        11,088           11,088
           Inventories                                                             36,666,721       21,232,863
           Prepaid expenses and other                                                 374,537          223,113
           Deferred income tax assets                                                  98,135           57,335
                                                                                -------------    -------------
                       Total current assets                                        48,137,247       30,588,028
                                                                                -------------    -------------
Property, plant and equipment, at cost                                             21,047,864       18,648,715
           Less-Accumulated depreciation                                          (10,485,810)      (9,880,019)
                                                                                -------------    -------------
                       Net property, plant and equipment                           10,562,054        8,768,696
                                                                                -------------    -------------
Other assets                                                                          240,263           26,824
                                                                                -------------    -------------
                       Total assets                                             $  58,939,564    $  39,383,548
                                                                                =============    =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      May 31,         August 31,
                                                                                       2001             2000
                                                                                   -------------    -------------
                                                                                   (Unaudited)
Current liabilities:
           Accounts payable                                                        $  16,176,095    $   6,623,776
           Accrued liabilities                                                         3,156,864        1,984,952
           Current maturities of long-term debt                                          617,298          247,798
           Line of credit                                                             17,424,457       12,469,390
           Current maturities of prepetition debt                                          7,267            7,194
                                                                                   -------------    -------------
                      Total current liabilities                                       37,381,981       21,333,110
                                                                                   -------------    -------------
           Deferred income tax liability                                                 858,372          763,769
           Long-term debt, net of current maturities                                   6,239,794        3,529,352
           Long-term portion of prepetition debt, net of current maturities              247,254          252,727
                                                                                   -------------    -------------
                      Total liabilities                                               44,727,401       25,878,958
                                                                                   -------------    -------------
Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                                 --               --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 shares issued; 5,278,780 shares outstanding                       52,928           52,928
           Warrants                                                                           --              110
           Treasury Stock (14,000 shares, at cost)                                       (38,892)              --
           Additional paid-in capital                                                  6,319,682        6,319,572
           Retained earnings                                                           7,878,445        7,131,980
                                                                                   -------------    -------------
                      Total stockholders' equity                                      14,212,163       13,504,590
                                                                                   -------------    -------------
                      Total liabilities and stockholders' equity                   $  58,939,564    $  39,383,548
                                                                                   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 Three Months Ended            Nine Months Ended
                                                           ----------------------------    ----------------------------
                                                             May 31,          May 31,        May 31,         May 31,
                                                              2001             2000           2001            2000
                                                           ------------    ------------    ------------    ------------
Net Sales                                                  $ 23,120,706    $ 18,051,583    $ 65,660,360    $ 51,958,027
Cost of sales                                                20,068,465      15,178,120      57,863,470      45,006,800
                                                           ------------    ------------    ------------    ------------
                  Gross profit                                3,052,241       2,873,463       7,796,890       6,951,227

Other costs and expenses:
                  Selling, general and administrative         1,943,928       1,878,833       5,581,522       5,023,755
                  Interest expense                              410,107         339,392       1,139,976         896,676
                  Other income, net                             (64,307)        (27,481)       (158,638)        (82,221)
                                                           ------------    ------------    ------------    ------------
                  Total other costs and expenses              2,289,728       2,190,744       6,562,860       5,838,210

Income before income tax expense                                762,513         682,719       1,234,030       1,113,017

Income tax expense (benefit):
                  Current                                       271,364         219,806         433,762         403,708
                  Deferred                                       34,668         (16,041)         53,803         (33,719)
                                                           ------------    ------------    ------------    ------------
                  Total income tax expense                      306,032         203,765         487,565         369,989

Net income                                                 $    456,481    $    478,954    $    746,465    $    743,028
                                                           ============    ============    ============    ============
Net income per common share
  (basic and diluted)                                      $       0.09    $       0.09    $       0.14    $       0.14
                                                           ============    ============    ============    ============
Weighted average shares outstanding                           5,278,780       5,292,780       5,282,527       5,292,780



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    Nine Months Ended
                                                                              ----------------------------
                                                                                May 31,         May 31,
                                                                                 2001            2000
                                                                              ------------    ------------
Cash Flows From Operating Activities
       Net income                                                             $    746,467    $    743,028
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                                          619,005         502,260
            Increase (decrease) in deferred income taxes                            53,803         (33,718)
            Decrease in accounts receivable, net                                 2,188,485         476,342
            Increase in inventories                                             (6,935,992)     (4,834,475)
            Increase in prepaid expenses and other                                (151,424)        (55,323)
            (Increase) Decrease in other non current assets                       (213,439)
            Increase (Decrease) in accounts payable                              7,619,330        (798,400)
            Increase (Decrease) in accrued liabilities                           1,171,912        (156,310)
            Decrease in income tax receivable                                           --         478,909
            Decrease in other assets                                                    --           1,199
                                                                              ------------    ------------

                  Net cash provided by (used in) operating activities            5,098,147      (3,676,488)
                                                                              ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                                (220,299)     (1,035,143)
       Sales of property, plant and equipment, net                                   9,373          28,488
       Acquisition of Sky Assets                                               (12,840,231)             --
                                                                              ------------    ------------

                  Net cash used in investing activities                        (13,051,157)     (1,006,655)
                                                                              ------------    ------------

Cash Flows From Financing Activities:
       Net borrowings on line of credit                                          4,955,067       4,566,421
       Payments on prepetition debt                                                 (5,400)       (653,146)
       Net borrowing on postpetition debt                                        3,079,942         927,840
       Purchase of Treasury Stock                                                  (38,892)             --
                                                                              ------------    ------------

                  Net cash provided by financing activities                      7,990,717       4,841,115
                                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents                                37,706         157,972

Cash and cash equivalents, beginning of period                                     149,527          22,629
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $    187,233    $    180,601
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS:

Impreso, Inc., (formerly Impreso.com, Inc.) a Delaware corporation (referred to collectively with its subsidiaries as the "Company"), is the parent holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. TST's product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company's business.

2.       ACQUISITION

April 26, 2001 the Company acquired substantially all of the assets of the Sky Division of Durango-Georgia Converting, LLC for approximately $12.3 million. This acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of the acquired company were included in the consolidated results of the Company as of the acquisition date. The estimated fair value of assets acquired and liabilities assumed relating to the acquisition, which is subject to further refinement, is summarized below.

The components of the purchase price and preliminary allocation are as follows:


Preliminary allocation of purchase price:

         Current assets                            $12,571,728
         Property, plant and equipment               2,201,437
         Liabilities assumed and other              (1,932,988)
                                                   ------------
                                                   $12,840,231


As indicated earlier, some allocations are based on studies and valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

Unaudited pro forma operating results for the Company assuming the acquisition of Sky occurred on September 1, 2000 are as follows:

                              May 31, 2001             May 31, 2000
                              ------------             ------------
Sales                         $45,210,982              $35,920,417
Net Income                        608,511                 (316,748)
Earnings per share                    .12                     (.06)
(Basic and diluted)

3.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 2001, and its results of operations for the three and nine months ended May 31, 2001 and May 31, 2000. Results of the Company's operations for the interim period ended May 31, 2001, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

4.       INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:


                                         May 31,       August 31,
                                          2001            2000
                                      -------------   -------------
Finished goods                        $  19,957,338   $   7,875,235
Raw materials                            15,815,749      12,624,295
Supplies                                    853,204         643,333
Work-in-process                              40,430          90,000
                                      -------------   -------------

     Total inventories                $  36,666,721   $  21,232,863
                                      =============   =============

5.       LONG -TERM DEBT AND LINE OF CREDIT:


The following is a summary of long-term debt and line of credit:                           May 31,         August 31,
                                                                                             2001            2000
                                                                                          ------------   ------------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2003, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is the largest stockholder of the Company, interest payable monthly at prime plus .25%
(7.75% at May 31, 2001)                                                                   $ 17,424,457   $ 12,469,390

Note payable to a commercial financial corporation, secured by real property, interest at 4.5% above the 11th District Cost of Funds rate (9.75% at May 31, 2001)
maturing August 2008                                                                         1,677,295      1,685,461

Note payable to a commercial financial corporation, secured by real property and
equipment, interest  at 8.50%, maturing December 2009                                          318,373        614,097

Note payable to a commercial financial corporation, secured by real property and equipment, interest at 8.50%, maturing August 2010. Revolving lender's blanket lien
subordinated to note's collateral                                                              827,087        869,940

Note payable to a commercial financial corporation, secured by real property,
interest at 5.50%, maturing  November 2010                                                     249,374             --

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 0.9% to 14.08%, maturing at various dates from June
2001 thru July 2005                                                                            642,906        607,652

Notes payable to a commercial financial corporation, secured by Real Property,
interest at 8%, maturing May 2011                                                            2,233,527             --

Note payable, unsecured, interest at 8% maturing April 2006                                    300,000             --

Note payable, secured by equipment, no interest, maturing May 2003                             608,530             --

Prepetition-

Notes payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is the largest
stockholder of the Company, interest at 4%, maturing June 2023                                 254,521        259,921
                                                                                          ------------   ------------
Total                                                                                     $ 24,536,070   $ 16,506,461


In April 2001, in conjunction with its purchase of substantially all of the assets of the Sky Division of Durango-Georgia Converting, LLC, TST/Impreso, Inc. amended and renewed its revolving line of credit to increase the facility from $14.9 million to $22 million, and to extend the maturity date from May 2001 to May 2003. The Company guaranteed the amended and renewed revolving line of credit of TST/Impreso, Inc.

The amended revolving credit line is limited to the lesser of $22 million or a percentage of eligible trade accounts receivable and inventories, as defined. On May 31, 2001, the remaining availability under the amended revolving credit line was $4.6 million. The amended revolving line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of May 31, 2001, TST/Impreso, Inc. was in compliance with all covenants.

6.       SUPPLEMENTAL CASH FLOW INFORMATION:


                                                     NINE MONTHS ENDED
                                                   May 31        May 31
                                                    2001          2000
                                                 -----------   -----------
Cash paid during the period for:
                              Interest           $ 1,139,976   $   896,676
                              Income taxes       $   211,984   $   342,590



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 2001 AND MAY 31,
2000.

Net Sales---Net sales increased from $18.1 million in the three months ended May 31, 2000, to $23.1 million in the three months ended May 31, 2001 ("Third Quarter"), an increase of $5.0 million or 28.1%. Net sales increased from $52 million in the nine months ended May 31, 2000, to $65.7 million in the same period in the year ending August 31, 2001 ("Fiscal 2001"), an increase of $13.7 million, or 26.4%. Net sales increased $3.3 million in the Third Quarter and the nine months ended May 31, 2001, as a result of the acquisition of substantially all of the assets of the Sky Division of Durango-Georgia Converting, LLC ("Sky") on April 26, 2001, and a 35% increase in sales of IBM branded products.

Gross Profit--- Gross profit increased from $2.9 million in the three months ended May 31, 2000, to $3.1 million in the three months ended May 31, 2001, an increase of 6.2%. Gross profit increased from $7.0 million in the nine months ended May 31, 2000, to $7.8 million in the same period in 2001, an increase of $846,000 or 12.2%. Gross profit margin for the Third Quarter and for nine months ended May 31, 2001 decreased to approximately 13.2% from 15.9% and 11.9% from 13.4%, respectively, from the corresponding periods of the prior year. The Company's decreased gross profit margin for the three and nine month periods ended May 31, 2001 was due to the increased freight charges due to our consolidation of warehouses in the Third Quarter to eliminate duplication caused by the acquisition of Sky and the addition of new participants to our vendor commission and rebate programs.

Selling, General, and Administrative Expenses---SG&A expenses for the Third Quarter, as compared to the corresponding period of the prior year, remained consistent at $1.9 million, but as a percentage of net sales decreased to 8.4% of net sales in 2001, from 10.4% of net sales in 2000. SG&A expenses for the nine months ended May 31, 2001, were $5.6 million or 8.5% of net sales, as compared to $5.0 million, or 9.7% of net sales, for the corresponding period of the prior year. The decreases in SG&A as a percentage of net sales for the three and nine month periods ended May 31, 2001, are due to increased net sales without a corresponding increase in the fixed costs of operations, and the efficiencies achieved with the consolidation of the sales forces following the acquisition of Sky.

Interest Expense----Interest expense increased from $339,000 in the three months ended May 31, 2000, to $410,000 in the same period of Fiscal 2001, an increase of 20.8%. Interest expense increased from $897,000 in the nine months ended May 31, 2000, to $1.1 million in the corresponding period of Fiscal 2001, an increase of 27.1%. The increase in interest expense for the three and nine month periods ended May 31, 2001, was primarily attributable to increased borrowings. The increased borrowings reflected the Company's increased inventory levels and the financed acquisition of Sky.

Income Taxes--- Income tax expense increased from $204,000 for the three months ended May 31, 2000, to $306,000 in the third quarter of Fiscal 2001. Income tax expense increased from $370,000 for the nine months ended May 31, 2000, to $487,000 in the nine months ended May 31, 2001. The increase in income tax expense for the periods presented is a result of an increase in taxable income and an increase in the estimated tax rate for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES


Working capital increased to $10.8 million at May 31, 2001 from $9.3 million at August 31, 2000. This represented an increase of 16.2%.

TST's revolving line of credit facility is currently $22 million. The loan is secured by, among other things, inventory, trade receivables, equipment, a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company, and the corporate guarantee of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus
 .25% (7.75% at May 31, 2001), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2001, there was a $4.6 million borrowing capacity remaining under the $22 million revolving line of credit. The revolving credit line will mature in May 2003.

On April 26, 2001, we completed the purchase of substantially all of the assets of the Sky Division of Durango Georgia Converting, LLC. The funding of this purchase was accomplished by renewing, extending, and increasing our revolving line of credit from $14.9 million to $22 million, with the increased line collateralized by the inventory, trade receivables, and equipment acquired in this acquisition, and by obtaining a $2.23 million loan from another commercial financial institution secured by our Coppell, Texas facility and the plant acquired in connection with the acquisition.

We believe that the funds available under the loans for our West Virginia and California facilities, the revolving credit facility and its extension in the line and term to May 2003, the new loans secured by our Coppell, Texas facility and the plant acquired in connection with the acquisition, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, but there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, the funds required for the new facilities would be expected to be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

On September 1, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of SFAS 133 had no impact to our financial statements taken as a whole. As of May 31, 2001, we did not own derivative or other financial instruments for trading or speculative purposes.

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

During the first and second quarters of Fiscal 2001, the price of raw materials remained relatively stable. In the Third Quarter, prices began to decrease. Management believes that raw material paper costs will continue on the downward trend in the last quarter of Fiscal 2001. Currently, raw material inventory costs still remain equal to average raw material market costs. Management believes that despite its prior increase of TST's inventory, it will remain competitive during this anticipated future market trend.

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

MARKET CONDITIONS

The primary products produced by Sky are continuous feed business forms. Our acquisition of Sky changes the percentage of business forms in our product mix from approximately 50% to approximately 75%. Management believes that the market for business forms, which is declining in 2001, will continue to decline in 2002 and 2003. In these market conditions, the material increase of business forms as a percentage of products that we offer could have a material adverse effect on the Company.

Due to decreasing costs of raw materials, TST has reduced some of the prices on finished goods in the Third Quarter. The downward trend has continued in the final quarter of Fiscal 2001 as prices for raw materials continue to decrease. If prices for products manufactured by us continue to decline as a result of market pressures, our results of operations could be materially adversely affected.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

SKY ACQUISITION

On April 26, 2001, TST consummated its Asset Purchase Agreement with Durango Georgia Converting, LLC, purchasing substantially all of the assets of the Sky Division for approximately $12.3 million. Sky's manufacturing facility is located in Green Castle, Pennsylvania and produces primarily continuous feed business forms in addition to custom cut forms and other higher margin products. The addition of this plant strengthens TST's East Coast production and delivery, and increases the number of TST's manufacturing facilities to four. Recently, Sky's annual sales have exceeded $40 million.

NASDAQ LISTING

On May 23, 2001, we received notice from the Nasdaq Stock Market that pursuant to the April 12, 2001 oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") wherein the Company requested an extension of time in order to regain compliance, or a waiver, from the market value of public float requirement, the Panel had determined not to grant the Company the requested extension or waiver. However, the Panel determined that we appeared to satisfy all requirements for continued listing on the Nasdaq SmallCap Market. Accordingly, the Panel determined to transfer the listing of our securities to the Nasdaq SmallCap Market effective with the open of business on May 25, 2001. There can be no assurance, however, that we can remain in compliance with the listing requirements of the Nasdaq SmallCap Market.

On June 6, 2001, we appealed the Panel's decision to the Nasdaq Listing and Hearing Review Council ("Listing Council"). Any reviews by the Listing Council will not operate as a stay of the Panel decision. As of the date of this filing, we have not received a response from the Listing Council. The decision of the Listing Council may be appealed to the SEC and ultimately to the courts.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Our subsidiaries do not have supply contracts with any of their foreign vendors. All foreign vendors are paid in United States dollars. In addition, TST's international sales of finished goods is insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debt as of May 31, 2001. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value. Based upon our market risk sensitive debt outstanding at May 31, 2001, there was no material exposure to our financial position or results of operations.

PART II:          OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K AND 8K/A

         (a)      Exhibits

                  None

         (b) Reports on Form 8-K and 8-K/A

         On May 11, 2001, we filed a Current Report on Form 8-K, dated April 26, 2001, to report the acquisition of substantially all of the assets of the Sky Division of Durango-Georgia Converting, LLC. We paid approximately $12.3 million in cash. On July 9, 2001, we filed an amendment to the Current Report on Form 8-K/A, dated April 26, 2001, to include the financial statements of the Sky Division of Durango-Georgia Converting, LLC, and certain pro forma financial data. On July 10, 2001, we filed an Amendment No. 2 to the Current Report on Form 8-K/A, dated April 26, 2001, to revise the balance sheet filed as Exhibit
         99.3. The following exhibits were filed with the Form 8-K, as amended:

      Exhibit No.     Description of Exhibits

           2.1        Asset Purchase Agreement by and between TST/Impreso, Inc.
                      and Durango Georgia Converting LLC dated as of April 5,
                      2001

           99.1 Impreso, Inc. Press Release issued April 30, 2001 announcing the closing of the purchase

           99.2 Audited financial statements of the Sky Division of Durango-Georgia Converting, LLC listed in Item 7 (a) of the Company's Form 8-K/A

           99.3 Unaudited Pro Forma Financial Statements of Impreso, Inc. and Subsidiaries listed on Item 7 (b) of the 8-K/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 16, 2001

                                             Impreso, Inc.
                                             (Registrant)

                                             /s/ Marshall Sorokwasz
                                             -----------------------------------
                                             Marshall Sorokwasz
                                             Chairman of the Board, Chief
                                             Executive Officer, President,
                                             and Director


                                             /s/ Susan Atkins
                                             -----------------------------------
                                             Susan Atkins
                                             Chief Financial Officer
                                             and Vice President