Form 10-K
period 2001-08-31
IMPRESO INC
filed 2001-11-29
CIK 1108345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                of 1934 for the fiscal year ended August 31, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                        Commission File Number 000-29883

       ------------------------------------------------------------------

                                  Impreso, Inc.
             (Exact name of registrant as specified in its charter)

       ------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 12, 2001, based upon the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was approximately $3,630,247.

There were 5,278,780 shares of the registrant's Common Stock outstanding as of November 12, 2001.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

Impreso, Inc. is the holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner of Hotsheet.com(R), an online web reference directory.

The primary operating company, TST, was founded in 1976. TST operates in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. Approximately 98% of TST's total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. On April 26, 2001, TST purchased substantially all of the assets of the Sky Division of Durango Georgia Converting LLC, increasing the number of its manufacturing facilities to four. Through its four manufacturing facilities and 57 public warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO(R) label, generic labels and private labels. In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation ("IBM") for the manufacture and distribution of a selected line of paper products. In 1999, this agreement was extended and new products were added.

The hard copy imaging business is a very competitive industry. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry's customers, products and channels of distribution. TST has strategically located its distribution points so that it can deliver its products to customers in most major cities in the United States within 24 hours. TST has approximately 3,200 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

Our other subsidiary, Hotsheet.com, Inc., owns and operates the Hotsheet.com web portal. Hotsheet(R) is an internet website directory, or portal, specializing in listing popular and useful web destinations utilized by a wide general audience. The 14 primary categories provide over 500 links to premier sites. Hotsheet is unique due to the single-page presentation of the main directory.

Services provided by Hotsheet.com include My Hotsheet, a unique method of bookmark management that lets users create their own personalized page of categorized favorite links and Hotsheet Super Search, a "meta-search" that combines results from multiple web search engines and ranks them by relevance.

TST'S PRODUCTS

The product line during the fiscal year ended August 31, 2001 ("Fiscal 2001") consisted of the following:

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

o High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM's Infoprint(R) family of continuous-feed printing systems like the Infoprint 3000, Infoprint 4000, and Infoprint 4100. In addition, this paper can be used in Xerox(R) or OCE(R) systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.

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

PRODUCTS INTRODUCED BY TST IN FISCAL 2001

o Bulk Bin Packaging of Wide Format Engineering Rolls. Packaged for large users to buy in bulk and conveniently store.

o Expanded Line of Wide Format Ink Jet Media. Additional SKU's with expanded widths and lengths to accommodate new printer capabilities within the market.

o Outdoor Banner Material. Part of our Wide Format line of products, specially designed surface for use by retail signage shops and in-house sign production.

o Complete Line of ATM Rolls. Expansion of our Point of Sale products for automated teller machines servicing the financial market.

o CD/DVD Sleeves. Die cut sheeted paper with adhesive strips for printing and assembling customized CD/DVD protective sheaths.

o CD/DVD Labels. Pre-formatted, die cut, adhesive paper for printing CD/DVD labels.

o Ink Jet Address Labels. Pre-formatted, die cut, adhesive paper for printing ink jet address labels.

o Two sided Glossy Coated InkJet Paper. Gloss coated on both sides for brilliant, high-contrast color images with photographic detail

o Professional Grade Ultimate Glossy Photo Paper. Designed for ink jet printers, this ultra-bright, 100-plus whiteness paper creates a "true photograph" look and feel for high-end applications.

o      File Folders. Manilla folders available in letter and legal size.

o      Rolodex and Index cards.

o 99 Brite Ultimate InkJet and Ultimate Laser Paper. Twenty-four pound ultra-bright paper for laser, ink jet, and multi-functional equipment.

o Recycled Computer Paper Line. Three recycled grades introduced with varying brightnesses, including an 84 bright, 30% post-consumer waste product which meets governmental agencies' recycled requirements.

TST'S TRADEMARK LICENSE

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. In March 1999, TST extended the agreement with IBM from a four-year contract with two one-year automatic renewals, to a six-year contract with two one-year automatic renewals. The amended agreement also expanded the list of authorized products. Management believes that brand name identification is an effective tool for penetration of the paper industry's market and maintenance of profit margins. TST began shipping IBM branded products in fiscal 1998. Substantially all of the products manufactured by TST are also marketed under the IBM Brand Paper Program. TST has been actively soliciting distributors, dealers and retail accounts into the IBM program and has established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from us as a direct result of their participation in the IBM Brand Paper Program.

In the first quarter of Fiscal 2001, TST created the ibmezprint.com Website to provide consumers instructions, accessories, and tools for using IBM branded paper products. The site contains items such as templates, graphics, and photographs for home and business use. The site also contains links to our Company's customers' websites for internet purchases of our products.

TST'S MARKETING AND DISTRIBUTION

TST markets its products to approximately 3,200 customers through its own sales force and established manufacturers' representatives. TST's targeted customers are business consumable and office machine dealers and large and medium mass merchants, including computer and office superstores. We are continually seeking to diversify our customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels. In Fiscal 2001, we began supplying through a new channel of distribution, cash register dealers.

TST has 61 distribution points (57 public warehouses and four manufacturing locations), which enable it to deliver products to most major cities in the United States within 24 hours. TST's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

TST sells to the following types of customers:

o Business Forms Dealers. Business form dealers are typically businesses which primarily buy and resell various types of business forms.

o Wholesale Stationers. Wholesale stationers are businesses which supply a large variety of office products to office product dealers. Wholesale stationers generally do not sell directly to the end user.

o Office Products Dealers. Office products dealers are businesses which generally purchase a majority of their products from wholesale stationers, but often negotiate directly with manufacturers such as us.

o Paper Merchants. Paper merchants sell all types of papers to printers and dealers and directly to end users.

o Consumer Electronics Stores. Consumer electronic stores sell retail to the end user in a broad spectrum electronics environment.

o Mass Merchants. Mass merchants are discount department stores with retail sections that sell computer, copier and facsimile related supplies.

o Grocery and Drug Store Chains. These businesses sell computer consumables as a convenience to its customer and secondary sale to its primary target product.

o Computer Superstores. Computer superstores sell computer products, accessories and consumables at retail.

o Wholesale Clubs/Office Superstores. Wholesale clubs/office superstores sell large quantities of inventory at near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services and support to the extent that wholesale stationers provide their customers.

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

o Contract Stationers. These are companies which offer a complete catalog of office and business supplies generally to large corporations. Various types of products a business uses are bundled and sold under contract.

o Computer Supply Wholesalers. These are businesses which offer a broad line of computer supplies and hardware to resellers.

o Cash Register Dealers. These types of dealers sell cash register systems and point of sale supplies to businesses such as restaurants and retail vendors.

Although TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. Two customers, Staples, Inc. ("Staples") and Xpedx, accounted for more than 10% of TST's sales in Fiscal 2001. Staples also accounted for more than 10% of TST's sales in the years ended August 31, 1999 ("Fiscal 1999") and August 31, 2000 ("Fiscal 2000"). There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on Staples, Xpedx, or other significant customers. The loss of Staples, Xpedx or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In addition, increasing international sourcing of raw materials has impacted delivery cycles, resulting in TST expanding its inventory to accommodate less frequent, larger shipments. Because TST has in the past and is currently expanding the manufacturing and distribution of new brands and types of products, its raw material and finished goods inventory requirements have increased over prior years. The acquisition of Sky and its product lines in the third quarter of Fiscal 2001 was the primary cause of our 38% increase in raw material and 161% increase in finished goods inventory at August 31, 2001.
TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company's business could be materially adversely affected.

During the first and second quarters of Fiscal 2001, the price of raw materials remained relatively stable. In the third and fourth quarters, prices decreased. Management believes that raw material paper costs will remain stable in the first two quarters of the year ending August 31, 2002 ("Fiscal 2002"). Currently, raw material inventory costs still remain equal to average raw material market costs. Management believes that despite the increase in the level of TST's inventory, its operations will remain competitive due to a reduction of competitors in the marketplace and our ability to maintain finished goods pricing in a weak market.

TST purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper, consisting of a wide variety of weights, widths, colors, sizes and qualities, transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that TST has adequate sources of raw material supplies to meet the requirements of its business. Raw materials represented 45% of TST's total inventory at August 31, 2001. We believe that TST has a good relationship with all of its current suppliers.

MARKET CONDITIONS OF TST

Due to actual and proposed price increases by our suppliers, TST implemented price increases on finished goods in the first quarter of Fiscal 2001, which was successfully passed on to a majority of TST's customers. Typically, the decline of raw material prices in the third and fourth quarters of Fiscal 2001 would have created downward pressure on finished goods selling prices, but fewer competitors in the marketplace has allowed us to maintain, and in some markets increase, those margins. If selling prices for products manufactured by us cannot increase in relation to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

TST'S BACKLOG

The dollar value of TST's order backlog as of August 31, 2001 and 2000, was approximately $ 2.9 million and $2.6 million, respectively. TST's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to TST's increased net sales.

TST'S COMPETITION

TST competes with a number of other business organizations within the paper industry, some of which have substantially greater financial, human and other resources. TST currently competes principally with manufacturers that distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than TST, to sell direct and to dealers. In some cases, this has led to TST's customers reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions for TST, because certain of TST's suppliers have subsidiaries that compete with TST and these suppliers generally support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment in order to convert the evolving types of business consumables required by the advancement of technology and to expand facilities to house the increasing number of types of products available and for just-in-time inventory purchasing practices of customers.

TST has remained competitive by incorporating the manufacture and distribution of technical and high recognition branded paper products into its line. The addition of technical products into our line has positioned TST as a supplier of business consumables at the initial growth stages of the technology's introduction into the market and, therefore, at the greatest opportunity for strong profit margins and growth in unit sales. Sales of branded products benefit from brand loyalty and name recognition. Since TST began the manufacture and distribution of technical and trademark licensed branded products, and has penetrated new distribution channels with its expanding product lines, management believes that in the future the companies TST will compete with will change as the consolidation within the paper industry causes competitors to branch into other categories of products that may not compete with the lines we offer.

Continuing consolidation within the paper industry is creating opportunities for TST to expand its customer base and increase its market share. The acquisition of Sky in Fiscal 2001 resulted in a substantial number of new customers which were captured without compromise to the Company's profit margins or substantial increases in selling, general and administrative expenses as a percentage of net sales. Other liquidations of competitors were initiated in Fiscal 2001, and management believes the impact on the market will also benefit TST.

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

TRADEMARKS

TST uses the trademark IMPRESO, a Spanish word meaning "printed matter", on certain products it manufactures and distributes. The trademark and service mark is registered in the United States. These registrations are effective until August 2009 and May 2010, respectively. The IMPRESO trademark is also registered in Canada and Great Britain. These foreign registrations are effective until July 2007 and October 2007. The foreign registration renewal for the IMPRESO trademark in Italy has been submitted, but we have not received the certificate from the Italian administration. An application to register the IMPRESO trademark under the new European Community Trademark regulations, which was filed July 19, 2000, was denied and subsequently abandoned due to the generic meaning of the word "impreso" in Spain and Portugal. Management believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of TST's products. The goodwill value associated with the name IMPRESO has been pledged as an asset to TST's current primary secured lender under TST's revolving line of credit.

TST also has a trademark registration in the United States for "Lazer Cut Sheets" and "Lazer Bond(R)", effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that TST manufactures.

The United States service mark registration obtained on Hotsheet, our subsidiary's proprietary Internet portal, is effective until January 2008. The European Community Trademark registration for Hotsheet.com is effective until February 2010. The United States service mark registration for Shopsheet, a subportal of Hotsheet.com, is effective until February 2010.

The acquisition of Sky's assets in April 2001 included three United States trademarks: Ecoclaim, Prominence, and Skybrite, which registrations are effective until July 2011.

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

EMPLOYEES

We had 253 full-time employees at August 31, 2001 of whom approximately 67% are engaged in manufacturing TST's products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work.

ITEM 2. PROPERTIES

TST operates four manufacturing plants encompassing an aggregate of approximately 281,427 square feet of space. TST owns its manufacturing plants in Coppell, Texas; Kearneysville, West Virginia; Fontana, California; and Greencastle, Pennsylvania. The facilities in Fontana, California, are encumbered by a mortgage maturing in 2008. The Coppell and Greencastle plants are encumbered by mortgages maturing in 2011. The West Virginia property is encumbered by mortgages maturing in 2023. The Coppell, Texas, facility, where our executive offices are located, is approximately 75,000 square feet . TST maintains a regional sales office in Huntington, New York, under a lease which expires May 2003. In addition, TST maintains warehouse space in Dallas, Texas, under a month to month lease. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $656,711 in Fiscal 2001 and $291,000 in Fiscal 2000. Costs incurred for the 57 public warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $
1.2 million for Fiscal 2001.

On April 26, 2001, TST entered into a loan agreement with a commercial financial corporation to fund the purchase of the Greencastle building and the refinance of the mortgage of our existing facility in Texas. The Greencastle building is approximately 39,250 square feet and houses our newest plant.

Our Hotsheet operation is currently operating from our headquarters at the Coppell, Texas facility and through its internet service providers located in Dallas, Texas and Providence, Rhode Island.

We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2001, TST was operating at approximately 65% capacity for all of the products it manufactures, which will allow it to increase production to meet increased demand, if any, with no immediate capital investment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

From September 1, 2000 to May 24, 2001, our stock was reported on the Nasdaq National Market ("NNM") under the symbol ZCOM. On May 25, 2001, our common stock began trading on the Nasdaq SmallCap Market ("NSCM") under the symbol "ZCOM." The high and low closing prices for the common stock, as reported on the NNM and NSCM in the respective time frames, are as follows:

                                                               Price Range
                                                          ---------------------
                                                           High           Low
                                                          ------         ------
                        2001 Fiscal Year

                 First Quarter (Sept. - Nov.)             $3.969         $2.125
                 Second Quarter (Dec. - Feb.)              3.313           1.75
                 Third Quarter (Mar. - May)                2.313           1.60
                 Fourth Quarter (June - Aug.)               2.09           1.60

                        2000 Fiscal Year

                 First Quarter (Sept. - Nov.)             $3.875         $ 2.750
                 Second Quarter (Dec. - Feb.)              4.875           3.250
                 Third Quarter (Mar. - May)                8.500           3.500
                 Fourth Quarter (June - Aug.)              5.000           3.250

On November 12, 2001, the closing price for the common stock on the NSCM was $2.49 and the common stock was held by approximately 706 stockholders of record, including holdings through nominee or street name accounts with brokers.

We have not paid any dividends on our common stock since inception, but we may pay dividends to our stockholders in the foreseeable future. We also intend to reinvest earnings, if any, in the development and expansion of our businesses. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and our financial position, general economic conditions and other pertinent factors.

On October 19, 2001, we received notice from the Nasdaq Stock Market that we had failed to maintain a minimum of two active market makers over the last 10 consecutive trading days as required by the NSCM under Marketplace Rule 4310(c)(1) (the "Rule") . Regaining compliance requires that for a minimum of ten consecutive trading days, the Company's common stock has at least two active market makers. We are currently in compliance with all of the remaining maintenance standard requirements. We were given 30 days in which to regain compliance with the Rule. On November 21, 2001, we received notice from the Nasdaq Stock Market that we are in compliance with the Rule.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our selected financial data as of and for the five years ended August 31, 2001. The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere in this document.

                           SELECTED FINANCIAL DATA (a)
                             Years Ended August 31,

                                  1997              1998              1999             2000             2001
                              ------------      ------------      ------------     ------------     ------------
OPERATIONS DATA:

Net Sales                     $ 33,634,248      $ 52,202,834      $ 61,506,207     $ 74,117,661     $ 96,208,411
Net Income (loss)                 (476,755)       (1,084,509)          774,352          931,317        1,246,945
                              ------------      ------------      ------------     ------------     ------------

EARNINGS (LOSS) PER
COMMON SHARE:

Net Income (loss)                    (0.09)            (0.20)             0.15             0.18              .24
                              ------------      ------------      ------------     ------------     ------------

CONSOLIDATED
BALANCE SHEET DATA:

Total assets                    18,225,900        23,519,946        33,084,378       39,383,548       62,202,597

Long-term
debt
(excluding current               1,007,038         2,697,512         2,629,272        3,782,079        6,328,454
maturities)
Stockholders' Equity          $ 12,883,430      $ 11,798,921      $ 12,573,273     $ 13,504,590     $ 14,712,643
                              ------------      ------------      ------------     ------------     ------------

                        Notes to Selected Financial Data

                  (a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2001, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2000

Net Sales--- Net sales increased from $74.1 million in Fiscal 2000 to $96.2 in Fiscal 2001, an increase of $22.1 million or 29.8%, due to the acquisition of Sky and fewer competitors in the marketplace.

Gross Profit--- Gross profit increased from $9.5 million in Fiscal 2000 to $11.5 in Fiscal 2001, an increase of $2.0 million or 20.7%. Our gross profit percentage decreased from 12.8% for Fiscal 2000 to 11.9% for Fiscal 2001. Costs of sales as a percentage of net sales slightly increased from 87.2% in Fiscal 2000 to 88.1% in Fiscal 2001. The gross profit increase was primarily the result of increased sales. The slight decrease in gross profit percentage and increase of cost of sales as a percentage of net sales was due to increased fixed costs from the acquisition of Sky and higher transportation costs.

Selling, General and Administrative Expenses--- SG&A expenses for Fiscal 2001 were $7.9 million, or 8.2% of net sales, as compared to $6.8 million, or 9.2% of net sales for Fiscal 2000. SG&A decreased as a percentage of net sales in Fiscal 2001, due to our acquisition of Sky's customers, elimination of duplicate marketing personnel and leveraging existing fixed costs.

Interest Expense--- Interest expense increased from $1.3 million for Fiscal 2000 to $1.6 for Fiscal 2001, an increase of $328,000 or 25%. This increase is attributable to increased borrowings under TST's revolving line of credit and increased financing of plants and equipment. The increased borrowings were incurred to finance TST's acquisition of Sky.

Income Taxes--- Income tax expense was $557,000 for Fiscal 2000, as compared to $777,000 for Fiscal 2001. The increase in tax expense resulted primarily from increased profits for Fiscal 2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2000, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1999

Net Sales--- Net sales increased from $61.5 million in fiscal 1999 to $74.1 million in Fiscal 2000, an increase of $12.6 million or 20.5%, due to consolidation within the paper industry resulting in an increased market share with new customers, and an expanded sales and marketing force.

Gross Profit--- Gross profit increased from $7.7 million in fiscal 1999 to $9.5 million in Fiscal 2000, an increase of $1.8 million or 23.9%. Our gross profit percentage increased from 12.5% for fiscal 1999 to 12.8% for Fiscal 2000. Costs of sales as a percentage of net sales decreased from 87.5% in fiscal 1999 to 87.2% in Fiscal 2000. The gross profit and gross profit percentage for Fiscal 2000, increased without a corresponding increase in costs of sales as a percentage of net sales due to the passive capture of new customers in a consolidating market.

Selling, General and Administrative Expenses--- SG&A expenses for Fiscal 2000 were $6.8 million, or 9.2% of net sales, as compared to $5.6 million, or 9.1% of net sales for fiscal 1999. SG&A increased slightly as a percentage of net sales in Fiscal 2000, due to an increase in TST's sales force and associated expenses.


Interest Expense--- Interest expense increased from $833,000 for fiscal 1999 to $1.3 million for Fiscal 2000, an increase of $472,000 or 56.7%. This increase is attributable to increased borrowings and interest rates under TST's revolving line of credit. The increased borrowings were incurred to finance TST's increased inventory and accounts receivable during Fiscal 2000, as compared to fiscal 1999.

Income Taxes--- Income tax expense was $557,000 for Fiscal 2000, as compared to $490,000 for fiscal 1999. The tax expense resulted primarily from increased profits for Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $61,825, or 41.3%, from $150,000 at August 31, 2000, to $211,000 at August 31, 2001.

Borrowings under TST's line of credit increased from $12.5 million at August 31, 2000 to $18.3 million at August 31, 2001, an increase of $5.8 million, or 47%. The increased borrowing primarily resulted from TST's increasing its raw material and finished goods inventories, increased accounts receivables due to increased net sales, and the purchase of the Sky assets.

Working capital increased to $10.5 million at August 31, 2001, from $9.3 million at August 31, 2000, an increase of $1.2 million or 12.9%. This increase is primarily attributable to an increase in TST's inventories of $17.2 million, and an increase in accounts receivable of $2.8 million, offset in part by an increase in current liabilities of $18.9 million.

In March 2001, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The new agreement increases the line from $14.9 million to $22 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/4% (7.00% at August 31, 2001), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 2001, there was a $3.7 million borrowing capacity remaining under the $22 million revolving line of credit. The revolving credit line will mature in May 2003.

On April 26, 2001, TST entered into a loan agreement with a commercial financial corporation to fund the purchase of the Greencastle facility and the refinance of its existing facility in Texas. The mortgages on the properties are approximately $2,210,000, maturing in 2011.

We believe that the funds available under the loans encumbering our California, Texas, Pennsylvania and West Virginia plants, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of August 31, 2001, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" does not have a material impact on our financial position or results operations.

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


We had both fixed-rate and variable-rate debts as of August 31, 2001. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. See Note 2 to Notes to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2001, there was no material exposure to our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Consolidated Financial Statements                               F-1

         Report of Independent Public Accountants                                 F-2

         Consolidated Balance Sheets as of August 31, 2001 and 2000               F-3

         Consolidated Statements of Operations for the Years
         Ended August 31, 2001, 2000 and  1999                                    F-5

         Consolidated Statements of Stockholders' Equity
         for the Years Ended August 31, 2001, 2000 and 1999                       F-6

         Consolidated Statements of Cash Flows for the Years
         Ended August 31, 2001, 2000 and 1999                                     F-7

         Notes to Consolidated Financial Statements                               F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of the Company's definitive proxy statement for its annual meeting of stockholders to be held on January 29, 2002 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graph, included in the Proxy Statement.


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

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         2.1      Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp.
                  (incorporated by reference to Appendix A of the Company's
                  Registration Statement on Form S-4, No. 333-92381)

         2.2      Asset Purchase Agreement by and between TST/Impreso, Inc. and
                  Durango Georgia Converting LLC dated as of April 5, 2001
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Quarterly Report on Form 10-Q, for the quarter ended May 31,
                  2001)

         3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Registration
                  Statement on Form S-4, No. 333-92381)

         3(b)     By-laws of the Company (incorporated by reference to Exhibit
                  3(b) to the Company's Registration Statement on Form S-4, No.
                  333-92381)

         4.1      Form of Underwriters' Warrant (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1, No. 33-93814)

         10(a)    1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Registration Statement on Form S-1, No.
                  33-93814)

         10(b)    Employment Agreement dated January 27, 1999, between the
                  Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
                  S-1, No. 33-93814)

         10(c)    IBM Brand Paper Trademark Licensing Agreement, effective as of
                  April 30, 1997 and Amendment No. 1 thereto, between
                  TST/Impreso, Inc. and International Business Machines
                  Corporation (incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q/A, dated May 31 ,
                  1997) [Confidential treatment has been granted for certain portions of this Exhibit]

         10(d)    Amendment Number 2 to the IBM Brand Paper Trademark Licensing
                  Agreement, dated March 5, 1999, between TST/Impreso, Inc. and
                  International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company's amended Quarterly
                  Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

         21       Subsidiaries of the Registrant

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                Page
                                                                                                ----
              Report of Independent Public Accountants                                           F-2

              Consolidated Balance Sheets as of August 31, 2001
              and 2000
                                                                                                 F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 2001, 2000 and 1999
                                                                                                 F-5

              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 2001, 2000 and 1999                                 F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 2001, 2000 and 1999
                                                                                                 F-7

              Notes to Consolidated Financial Statements                                         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impreso, Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.





                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
October 19, 2001

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     August 31,        August 31,
                                                                                        2001              2000
                                                                                    ------------      ------------
Current assets:
           Cash and cash equivalents                                                $    211,352      $    149,527
           Trade accounts receivable, net of allowance for doubtful accounts
             of $342,780 at August 31, 2001 and $168,631 at August 31, 2000           11,748,088         8,914,102
           Inventories                                                                38,459,817        21,232,863
           Prepaid expenses and other                                                    234,411           234,201
           Deferred income tax assets                                                    116,545            57,335
                                                                                    ------------      ------------

                       Total current assets                                           50,770,213        30,588,028
                                                                                    ------------      ------------

Property, plant and equipment, at cost                                                21,725,088        18,648,715
           Less-Accumulated depreciation                                             (10,511,892)       (9,880,019)
                                                                                    ------------      ------------

                       Net property, plant and equipment                              11,213,196         8,768,696
                                                                                    ------------      ------------

Other assets                                                                             219,188            26,824
                                                                                    ------------      ------------

                       Total assets                                                 $ 62,202,597      $ 39,383,548
                                                                                    ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                         August 31,        August 31,
                                                                                            2001              2000
                                                                                        ------------      ------------
Current liabilities:
           Accounts payable                                                             $ 18,572,200      $  6,623,776
           Accrued liabilities                                                             1,942,241         1,984,952
           Current maturities of long-term debt                                            1,404,562           247,798
           Line of credit                                                                 18,308,338        12,469,390
           Current maturities of prepetition debt                                              7,484             7,194
                                                                                        ------------      ------------

                      Total current liabilities                                           40,234,825        21,333,110

           Deferred income tax liability                                                     926,675           763,769
           Long-term debt, net of current maturities                                       6,083,279         3,529,352
           Long-term portion of prepetition debt, net of current maturities                  245,175           252,727
                                                                                        ------------      ------------

                      Total liabilities                                                   47,489,954        25,878,958
                                                                                        ------------      ------------

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
             issued and outstanding                                                               --                --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
             5,292,780 issued and 5,278,780 outstanding at August 31, 2001;
             5,292,780 issued and outstanding at August 31, 2000                              52,928            52,928
           Warrants                                                                               --               110
           Treasury Stock (14,000 shares, at cost)                                           (38,892)               --
           Additional paid-in capital                                                      6,319,682         6,319,572
           Retained earnings                                                               8,378,925         7,131,980
                                                                                        ------------      ------------

                      Total stockholders' equity                                          14,712,643        13,504,590
                                                                                        ------------      ------------

                      Total liabilities and stockholders' equity                        $ 62,202,597      $ 39,383,548
                                                                                        ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Years Ended August 31,
                                                         2001              2000              1999
                                                     ------------      ------------      ------------
Net sales                                            $ 96,208,411      $ 74,117,661      $ 61,506,207
Cost of sales                                          84,752,004        64,624,852        53,844,953
                                                     ------------      ------------      ------------

                Gross profit                           11,456,407         9,492,809         7,661,254
                                                     ------------      ------------      ------------

Other costs and expenses:
          Selling, general and administrative           7,872,633         6,837,737         5,605,959
          Interest expense                              1,632,581         1,304,369           832,539
          Other income, net                               (72,259)         (137,791)          (41,971)
                                                     ------------      ------------      ------------

                Total other costs and expenses          9,432,955         8,004,315         6,396,527
                                                     ------------      ------------      ------------

Income before income tax expense                        2,023,452         1,488,494         1,264,727
                                                     ------------      ------------      ------------

Income tax expense:
          Current                                         725,560           534,273           478,390
          Deferred                                         50,947            22,904            11,985
                                                     ------------      ------------      ------------

                Total income tax expense                  776,507           557,177           490,375
                                                     ------------      ------------      ------------

Net income                                           $  1,246,945      $    931,317      $    774,352
                                                     ============      ============      ============

Net income per share (basic and diluted)             $        .24      $       0.18      $       0.15
                                                     ============      ============      ============

Weighted average shares outstanding                     5,281,583         5,292,780         5,292,780
                                                     ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Common Stock       Additional
                                   $.01 Par Value       Paid-In                Retained    Treasury
                                  Shares     Amount     Capital    Warrants    Earnings      Stock        Total
                                ----------  --------  -----------  --------   -----------  ---------   ------------
Balance, August 31, 1998         5,292,780  $ 52,928  $ 6,319,572  $    110   $ 5,426,311  $      --   $ 11,798,921
   Net Income                           --        --           --        --       774,352         --        774,352
                                ----------  --------  -----------  --------   -----------  ---------   ------------

Balance, August 31, 1999         5,292,780    52,928    6,319,572       110     6,200,663         --     12,573,273
   Net Income                           --        --           --        --       931,317         --        931,317
                                ----------  --------  -----------  --------   -----------  ---------   ------------

Balance, August 31, 2000         5,292,780    52,928    6,319,572       110     7,131,980         --     13,504,590
   Expired Warrants                     --        --          110      (110)           --                        --
   Purchased Treasury Stock             --        --           --        --            --    (38,892)       (38,892)
   Net Income                           --        --           --        --     1,246,945         --      1,246,945
                                ----------  --------  -----------  --------   -----------  ---------   ------------


Balance, August 31, 2001         5,292,780  $ 52,928  $ 6,319,682  $     --   $ 8,378,925  $ (38,892)  $ 14,712,643
                                ==========  ========  ===========  ========   ===========  =========   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended August 31,
                                                                          2001              2000              1999
                                                                      ------------      ------------      ------------
Cash Flows From Operating Activities:
       Net income                                                     $  1,246,945      $    931,317      $    774,352
       Adjustments to reconcile net income to net
       cash used in operating activities-
         Depreciation and amortization                                     873,976           688,698           544,828
         Loss (Gain) on sale of property, plant and equipment               20,062           (17,019)           (3,901)
         Deferred income taxes                                             103,696            22,904            58,648
         Decrease (Increase) in trade accounts receivable, net           1,247,458        (2,618,114)          (61,983)
         Decrease in income tax receivable                                      --           478,909               420
         Increase in inventory                                          (8,192,323)       (2,431,848)       (9,611,042)
         (Increase) decrease in prepaid expenses and other                  54,210           (22,374)           93,851
         Increase (decrease) in accounts payable                        10,407,363        (2,430,131)        7,474,969
         (Decrease) Increase in accrued liabilities                       (622,835)          306,090           630,414
                                                                      ------------      ------------      ------------

            Net cash provided by (used in) operating activities          5,138,552        (5,091,568)          (99,444)
                                                                      ------------      ------------      ------------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                       (1,200,101)       (2,296,553)         (657,735)
       Proceeds from sale of property, plant and equipment                  14,742            66,400             6,842
       Acquisition of Sky Assets                                       (12,357,031)               --                --
       Change in other assets                                             (192,364)           (7,371)            8,812
                                                                      ------------      ------------      ------------

            Net cash used in investing activities                      (13,734,754)       (2,230,153)         (650,893)
                                                                      ------------      ------------      ------------

Cash Flows From Financing Activities:
       Net borrowing on line of credit                                   5,838,948         6,111,603           755,186
       Payments on prepetition debt                                         (7,262)         (660,097)          (74,439)
       Net borrowing (payments) on post-petition debt                    2,865,233         2,004,484           (34,433)
       Purchase of Treasury Stock                                          (38,892)               --                --
                                                                      ------------      ------------      ------------

            Net cash provided by financing activities                    8,658,027         7,455,990           646,314
                                                                      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                        61,825           134,269          (104,023)

Cash and cash equivalents, beginning of year                               149,527            22,629           117,840
                                                                      ------------      ------------      ------------

Cash and cash equivalents, end of year                                $    211,352      $    156,898      $     13,817
                                                                      ============      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS:

Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the "Company"), is the parent holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company's business.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include Impreso, Inc. and the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated.

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

One TST customer accounted for approximate 28%, 28% and 34% of gross sales, and 26%, 32% and 41% of accounts receivable for the years ended August 31, 2001, 2000 and 1999, respectively. Another customer represented approximately 11%, 11% and 8% of gross sales and 13%, 8% and 8% of accounts receivable for the years ended August 31, 2001, 2000 and 1999, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                         IMPRESO, INC. AND SUBSIDIARIES

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

Revenue Recognition

TST's sales are recorded when products are shipped to customers. Hotsheet.com, Inc. generates its revenue through advertising revenues and commissions earned.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $1.2 million, $874,000 and $617,000 for the years ended August 31, 2001, 2000 and 1999 respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Other Income, Net

Other income, net, consists primarily of gain on sale of property, plant and equipment, interest income and net income from Hotsheet.com, Inc.

Cash Flow Information

Cash paid for interest during fiscal years 2001, 2000 and 1999 was $1.6 million, $1.3 million and $833,000 respectively.

Cash paid for income taxes during fiscal years 2001, 2000 and 1999 was $677,650, $495,477 and $428,381, respectively.

Net Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding. Common share equivalents have not been included in the computation of diluted net income per share to the extent that they are anti-dilutive. Excluded from the computation of diluted net income per share are options to purchase 379,400; 266,900 and 263,700 shares of common stock as of August 31, 2001,

                         IMPRESO, INC. AND SUBSIDIARIES

2000 and 1999. These options were excluded because the option exercise price was grater than the average market price of the common stock. Dilutive common share equivalents did not have a material effect on the income per share calculation. Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures About Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents, accounts receivable, investments and accounts payable-

     The carrying amount approximates fair value.

     Long-term debt-

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt at August 31, 2001, is approximately $25.5 million, or $186,000 more than what TST will pay. This is the result of TST obtaining favorable interest rates on its prepetition debt.

New Financial Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133," which is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on September 1, 2000 as required. The Company does not use derivative instruments and, therefore, the implementation of SFAS No. 133 did not have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which became effective for all acquisitions initiated after June 30, 2001. The Company adopted SFAS No. 141 on June 30, 2001 as required. The Company does not expect the implementation of SFAS No. 141 for future acquisitions to have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will become effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS No. 142 to have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                         IMPRESO, INC. AND SUBSIDIARIES

3.     INVENTORIES:

Inventories consisted of the following:

                                                    August 31,
                                          ----------------------------
                                              2001            2000
                                          ------------    ------------
                  Finished goods          $ 20,537,593    $  7,875,235
                  Raw materials             17,405,968      12,624,295
                  Supplies                     464,679         643,333
                  Work-in-process               51,577          90,000
                                          ------------    ------------
                  Total                   $ 38,459,817    $ 21,232,863
                                          ============    ============


4.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                                       August 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
               Buildings and equipment                       $ 19,566,436      16,681,798
               Furniture, fixtures and other                    2,158,652       1,966,917
                                                             ------------    ------------
                                                               21,725,088      18,648,715
               Less-Accumulated depreciation                  (10,511,892)     (9,880,019)
                                                             ------------    ------------
               Net property, plant and equipment equipment   $ 11,213,196       8,768,696
                                                             ============    ============


5.     LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and the line of credit:


                                                                                August 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2003, secured by inventories, trade accounts receivable, equipment, goodwill associated with
TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, interest payable monthly at
prime plus 1/4% (7.00% At August 31, 2001).                            $ 18,308,338   $ 12,469,390


Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,150.60
(Including interest at 9.5%, Or 4.5% Above the 11th District Cost of Funds rate, whichever is greater) (9.50% At August 31, 2001)
maturing august 2008.                                                     1,672,731      1,685,461

                         IMPRESO, INC. AND SUBSIDIARIES

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457.30
(including interest at 8.50%), Maturing December 2009.                              311,942          614,097

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843.37
(including interest at 8.50%), Maturing August 2010. Revolving lender's
blanket lien subordinated to Note's collateral.                                     812,436          869,940

Note Payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834.45 (including interest
at 5.5%), maturing November 2010.                                                   243,318               --

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at
various dates from December 2002 thru July 2005.                                    638,289          607,652

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly
installments of $21,406.61 (including interest at 8%), maturing May
2011.                                                                             2,213,667               --

Acquisition note payable, unsecured, payable in quarterly
installments of $15,000 (including interest at 8%), maturing April 2006.            285,000               --

Acquisition note payable, secured by equipment, payable in monthly
installments of $16,024.10, no interest, maturing May 2003.                         560,458               --

Note payable, unsecured, payable in three weekly installments of
$200,000 beginning in November 2001 and one final payment of
$150,000, no interest, maturing November 2001.                                      750,000               --

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority stockholder, payable in monthly installments
of $1,460.83 (including interest at 4%), maturing June 2023.                        252,659          259,921
                                                                               ------------     ------------

        Total                                                                    26,048,838       16,506,461

Less-Current maturities                                                         (19,720,384)     (12,724,382)
                                                                               ------------     ------------

Long-term debt                                                                 $  6,328,454     $  3,782,079
                                                                               ============     ============

                         IMPRESO, INC. AND SUBSIDIARIES

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In March 2001, TST amended its revolving line of credit to increase the line from $14.9 million to $22 million. The amended revolving credit line is limited to the lesser of $22 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.7 million as of August 31, 2001.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of August 31, 2001, the Company was in compliance with all covenants. Future maturities of long-term debt and under the line of credit at August 31, 2001, are as follows:

               2002                            $ 19,720,384
               2003                                 689,161
               2004                                 657,280
               2005                                 402,935
               2006                                 349,768
               Thereafter                      $  4,229,310
                                               ------------
                                               $ 26,048,838
                                               ============


6.       ACQUISITION:

On April 26, 2001, the Company, through its main operating subsidiary TST/Impreso, Inc., acquired substantially all of the assets of the Sky Division of Durango Georgia Converting LLC, a forms manufacturer, for an aggregate acquisition cost of $13.3 million. The acquisition cost consists of $12.2 million paid in cash, $941,000 in notes payable to the seller, and $198,000 in expenses attributable to the acquisition. The acquisition was accounted for under the purchase method. Based on current estimates, there was no excess consideration paid over the estimated fair value of tangible net assets acquired. The Company's consolidated financial statements have incorporated Sky's operating results from the effective date of the acquisition (April 26, 2001). The following unaudited pro forma financial information combines the results of operations of the Company and Sky as if the acquisition had taken place as of September 1, 1999. These results are not intended to be a projection of future results.

                                                 Twelve Months Ended

                                                      August 31,
                                            -----------------------------
                                                2001             2000
                                            -------------   -------------
Net Sales                                   $ 125,126,000   $ 114,970,000
Net Income                                      1,025,000          93,000
Net Income per share - Basic and Diluted    $         .19   $         .02
                                            -------------   -------------

                         IMPRESO, INC. AND SUBSIDIARIES

In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                $ 15,400,000
Net cash paid and notes issued                 13,300,000
                                             ------------
Liabilities assumed                          $  2,100,000
                                             ============

7.       TST'S LEASE AGREEMENTS:

TST is obligated under various operating leases for equipment, which expire at various dates through 2005. Rental expenses under these operating leases were $367,697, $295,098 and $195,456 for the years ended August 31, 2001, 2000 and
1999, respectively. Future annual minimum lease payments as of August 31, 2001, are as follows:

                     2002                              $  224,646
                     2003                                 214,831
                     2004                                  93,104
                     2005                                   8,554
                     2006                                      --
                     Thereafter                                --


8.       COMMITMENTS AND CONTINGENCIES:

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

9.       INCOME TAXES:

The Company utilizes the SFAS No. 109, "Accounting for Income Taxes", which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

                         IMPRESO, INC. AND SUBSIDIARIES

Significant components of deferred income taxes at August 31, 2001 and 2000, were as follows:


                                                                 August 31,
                                                         -------------------------
                                                            2001           2000
                                                         -----------    ----------
    Deferred income tax assets-current:
      Allowance for doubtful accounts receivable         $   116,545    $   57,335
    Deferred income tax liability-long term:
      Tax over book depreciation and amortization           (926,675)     (763,769)
                                                         -----------    ----------
    Net deferred income tax liabilities                  $  (810,130)   $ (706,434)
                                                         ===========    ==========

The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2001, 2000 and 1999, as follows:


                                                            2001        2000        1999
                                                         ----------   ---------   ---------
    Federal income taxes at statutory rate (34%)         $  687,974   $ 506,088   $ 430,007
    State taxes, net of federal income tax benefit           56,100      28,072      32,175
    Tax effect of nondeductible items                        32,433      27,772      27,772
    Other                                                        --      (4,755)        421
                                                         ----------   ---------   ---------
    Income tax expense                                   $  776,507   $ 557,177   $ 490,375
                                                         ==========   =========   =========

10.      RELATED PARTIES:

The Sorokwasz Irrevocable Trust, whose trustee is Marshall Sorokwasz, the President of the Company, and the Senior Vice President of the Company own 44.2% and 14.9%, respectively, of the outstanding shares of common stock as of August 31, 2001 and 2000.

A company controlled by the spouse of the Company's President serves as both a customer of and vendor to the Company. Sales to this related company were $1,040,325, $431,743, and $417,600 for the years ended August 31, 2001, 2000, and 1999 respectively. Purchases from the related company totaled $376,694, $387,649, and $57,600 for the years ended August 31, 2001, 2000, and 1999 respectively. In the opinion of management, these transactions were consummated on terms equivalent to those that prevail in an arms-length transaction. Accounts receivable balances as of year-end related to this company were $47,434, $72,216, and $20,021 for 2001, 2000, and 1999 respectively. For the years ended 2001, 2000, and 1999, the accounts payable balances to the related company were $ 9,430, $0, and $5,141 respectively.

11.       STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably over years at various dates through 2003 at an exercise price of not less than the fair market value at the grant date. The options generally expire 10 years after the grant date.

                         IMPRESO, INC. AND SUBSIDIARIES

In addition, the Company granted outside of the Plan 35,000 and 156,000 options during the fiscal years ended August 31, 1999 and 2001, respectively. These options vest ratably over years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

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

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for Fiscal 2001, 2000 and 1999 would have been a reduction in the Company's net income, of approximately $72,000, $42,000 and $116,000, respectively, and a reduction in net income per share, of approximately, $.02, $.01 and $.02, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2001, 2000 and 1999, respectively: expected volatility of 86.2%, 77.6%, and 75%; risk-free interest rate of 5.16%, 6.23% and 5.67% ; expected lives of five years; and no expected dividends.

The following tables summarize information about stock options outstanding at August 31, 2001.

                               OPTIONS OUTSTANDING

                                                             Weighted Average          Weighted Average
                Range of                   Number         Remaining Contractual        Exercisable Price
            Exercise Prices              Outstanding            Life (Years)               Per Share
            ---------------              -----------      ---------------------        -----------------
               $1.70-2.13                   91,000                5.1                      $     1.71
               $2.94-3.63                  112,500                  4                      $     3.00
               $5.38-6.75                  252,900                4.2                      $     5.97
              $8.38-10.38                   11,000                5.7                      $     9.74
              $12.75-12.75                   3,000                5.7                      $    12.75
                                          --------               ----                      ----------
                 Total                     470,400                4.4                      $     4.57
                                          ========               ====                      ==========

                         IMPRESO, INC. AND SUBSIDIARIES

                               OPTIONS EXERCISABLE

                                                                     Weighted Average
                   Range of                         Number           Exercisable Price
               Exercise Prices                   Exercisable             Per Share
               ---------------                   -----------         -----------------
                  $1.70-2.13                              --               $     --
                  $2.94-3.63                          40,750               $   3.05
                  $5.38-6.75                         249,900               $   5.97
                 $8.38-10.38                          11,000               $   9.74
                 $12.75-12.75                          3,000               $  12.75
                                                 -----------               --------
                    Total                            304,650               $   5.78
                                                 ===========               ========

The fair value of options granted during the years ended August 31, 2001, 2000, and 1999, calculated using the Black-Scholes option-pricing model, was approximately $233,000 ($1.58 per share), $25,000 ($2.94 per share) and $75,000
($1.99 per share), respectively. Exercisable options total 304,650, 280,025, and 254,950 shares for the years ended August 31, 2001, 2000 and 1999, respectively. These options are exercisable at a weighted-average exercise price of $5.78, $5.93 and $6.11 for the years ended August 31, 2001, 2000 and 1999, respectively.

The following table summarizes stock option activity:

                                              Weighted
                                  Available   Average
                    Granted       for Grant    Price
                    --------      ---------   --------
August 31, 1998      274,350        80,600      $6.19
Made Available            --        35,000        N/A
Canceled             (11,050)       11,050      $6.00
Granted               41,000       (41,000)     $3.04
                    --------      --------      -----

August 31, 1999      304,300        85,650      $5.78
Canceled              (2,400)        2,400      $4.83
Granted                9,500        (9,500)     $4.84
                    --------      --------      -----

August 31, 2000      311,400        78,550      $5.76
Made Available            --       156,000        N/A
Canceled                   0             0        N/A
Granted              159,000      (159,000)     $2.24
                    --------      --------      -----
August 31, 2001      470,400        75,550      $4.57
                    ========      ========      =====

                         IMPRESO, INC. AND SUBSIDIARIES

12.      EMPLOYEE 401(k) PLAN:

TST has an employee 401(k) plan (the "Plan") that is administered by a national brokerage firm and administrative fees associated with the Plan are funded by the Plan. TST's contribution is discretionary and currently matches 10% of the first 5% of the participating employees' contributions to their 401(k) accounts. Contributions by TST were $21,746, $17,154 and $16,780 for the years ended August 31, 2001, 2000, and 1999, respectively.


13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2001 and 2000:

                                                               Quarters Ended
                                         -----------------------------------------------------------
                                         November 30     February 28       May 31         August 31
                                         -----------     -----------     -----------     -----------
2001

Net sales                                $21,250,206     $21,289,448     $23,120,706     $30,548,051
Gross profit                             $ 2,296,077     $ 2,448,572     $ 3,052,241     $ 3,659,517
Net income                               $   127,164     $   162,818     $   456,481     $   500,482
Basic and diluted earnings per share     $      0.02     $      0.03     $      0.09     $       .09

2000

Net sales                                $17,105,068     $16,801,376     $18,051,583     $22,159,634
Gross profit                             $ 1,904,361     $ 2,173,403     $ 2,873,463     $ 2,541,592
Net income                               $   125,650     $   138,423     $   478,955     $   188,289
Basic and diluted earnings per share     $      0.02     $      0.03     $      0.09     $      0.04

14.      SUBSEQUENT EVENT:

TST/Impreso, Inc. was awarded approximately $1 million in a United States class action lawsuit involving international and domestic manufacturers' alleged attempt to fix jumbo roll thermal facsimile paper prices in the United States. TST/Impreso, Inc. was not a named plaintiff and did not participate in the lawsuit. The plaintiff class settled the six year old suit with the defendants in February 2001 for over $16 million. The award will be reported as other income in the first quarter of the fiscal year ending August 31, 2002.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                      Page
                                                                      ----
           Report of Independent Public Accountants                   S-2

           Schedule II- Valuation and Qualifying Accounts             S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP

Dallas, Texas,
October 19, 2001

                                                                     SCHEDULE II

                       IMPRESO, INC. AND SUBSIDIARIES (a)

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999


                                                                                 Additions
                                                   Balance at       Additions     Charged                           Balance at
                                                   Beginning         Charged      to other                            End of
                                                   of Period        to Income     Accounts      Deductions            Period
                                                   ----------       ---------    ---------      ----------          ----------
August 31, 2001:
      Allowance for doubtful accounts              $ 168,631        $ 304,980           --      $(130,831)(b)        $ 342,780
                                                   ---------        ---------     --------      ---------            ---------
              Total reserves and allowances        $ 168,631        $ 304,980           --      $(130,831)           $ 342,780
                                                   =========        =========     ========      =========            =========

August 31, 2000:
      Allowance for doubtful accounts              $ 130,397        $ 160,795           --      $(122,561)(b)        $ 168,631
                                                   ---------        ---------     --------      ---------            ---------
              Total reserves and allowances        $ 130,397        $ 160,795           --      $(122,561)           $ 168,631
                                                   =========        =========     ========      =========            =========


August 31, 1999:
      Allowance for doubtful accounts              $ 190,000        $  85,000           --      $(144,603)(b)        $ 130,397
                                                   ---------        ---------     --------      ---------            ---------

              Total reserves and allowances        $ 190,000        $  85,000           --      $(144,603)           $ 130,397
                                                   =========        =========     ========      =========            =========


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

                                                   Impreso, Inc.

                                            By: /s/ Marshall D. Sorokwasz
                                                -------------------------
                                            Marshall D. Sorokwasz, President

Dated:  November 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                 Date
---------                                            -----                                 ----
/s/ Marshall D. Sorokwasz               Chairman of the Board,                       November 29, 2001
--------------------------------        President, Principal Executive
Marshall D. Sorokwasz                   Officer and Treasurer

/s/ Richard D. Bloom                    Senior Vice President of Operations,         November 29, 2001
--------------------------------        Director
Richard D. Bloom


/s/ Donald E. Jett                      Secretary, Director                          November 29, 2001
--------------------------------
Donald E. Jett


/s/ Susan M. Atkins                     Vice President of Finance,                   November 29, 2001
--------------------------------        Principal Financial Officer,
Susan M. Atkins                         Principal Accounting Officer


/s/ Jay W. Ungerman                     Director                                     November 29, 2001
--------------------------------
Jay W. Ungerman


/s/ Robert F. Troisio                   Director                                     November 29, 2001
--------------------------------
Robert F. Troisio


/s/ Bob L. Minyard                      Director                                     November 29, 2001
--------------------------------
Bob L. Minyard