Form 10-Q
period 2001-11-30
IMPRESO INC
filed 2002-01-14
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

         Class of Common Stock           Shares outstanding at January 11, 2002
         ---------------------           --------------------------------------
            $0.01 Par Value                           5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                NOVEMBER 30, 2001

                                      INDEX


                                                                           PAGE NUMBER
                                                                           -----------
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at November 30,
                  2001 (Unaudited) and August 31, 2001                           1

                  Interim Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2001 and 2000
                  (Unaudited)                                                    3

                  Interim Consolidated Statements of Cash Flows for the
                  Three Months Ended November 30, 2001 and 2000
                  (Unaudited)                                                    4

                  Notes to Interim Consolidated Financial Statements             5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk    11

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                                      13

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                        November 30,       August 31,
                                                                           2001              2001
                                                                       --------------    --------------
                                                                        (Unaudited)
Current assets:
            Cash and cash equivalents                                  $      161,228    $      211,352
            Trade accounts receivable, net of allowance for doubtful
              accounts of $397,702 at November 30, 2001 and
              $342,780 at August 31, 2001                                   9,590,027        11,748,088
            Inventories                                                    36,094,102        38,459,817
            Prepaid expenses and other                                        444,398           234,411
            Deferred income tax assets                                        136,945           116,545
                                                                       --------------    --------------

                        Total current assets                               46,426,700        50,770,213
                                                                       --------------    --------------

Property, plant and equipment, at cost                                     21,784,254        21,725,088
            Less-Accumulated depreciation                                 (10,804,543)      (10,511,892)
                                                                       --------------    --------------

                        Net property, plant and equipment                  10,979,711        11,213,196
                                                                       --------------    --------------

Other assets                                                                  190,330           219,188
                                                                       --------------    --------------

                        Total assets                                   $   57,596,741    $   62,202,597
                                                                       ==============    ==============







        The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   November 30,       August 31,
                                                                                      2001               2001
                                                                                  --------------    --------------
                                                                                   (Unaudited)
Current liabilities:
            Accounts payable                                                      $   13,603,572    $   18,572,200
            Accrued liabilities                                                        2,633,301         1,942,241
            Current maturities of long-term debt                                         661,266         1,404,562
            Line of credit                                                            18,082,151        18,308,338
            Current maturities of prepetition debt                                         7,559             7,484
                                                                                  --------------    --------------

                       Total current liabilities                                      34,987,849        40,234,825

            Deferred income tax liability                                                949,163           926,675
            Long-term debt, net of current maturities                                  5,916,819         6,083,279
            Long-term portion of prepetition debt, net of current maturities             243,259           245,175
                                                                                  --------------    --------------

                       Total liabilities                                              42,097,090        47,489,954
                                                                                  --------------    --------------

Commitments and contingencies

Stockholders' equity:
            Preferred Stock, $.01 par value; 5,000,000 shares authorized;
               0 shares issued and outstanding                                                --                --
            Common Stock, $.01 par value;  15,000,000 shares authorized;
               5,292,780 issued and 5,278,780 outstanding at November 31, 2001            52,928            52,928
               and August 31, 2001
            Warrants                                                                      21,079                --
            Treasury StStock (14,000 shares, at cost)                                    (38,892)          (38,892)
            Additional paid-in capital                                                 6,319,682         6,319,682
            Retained earnings                                                          9,144,854         8,378,925
                                                                                  --------------    --------------

                       Total stockholders' equity                                     15,499,651        14,712,643
                                                                                  --------------    --------------

                       Total liabilities and stockholders' equity                 $   57,596,741    $   62,202,597
                                                                                  ==============    ==============




        The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          November 30,
                                                      2001            2000
                                                  ------------    ------------
Net sales                                         $ 25,401,360    $ 21,250,206
Cost of sales                                       22,802,742      18,954,129
                                                  ------------    ------------

                 Gross profit                        2,598,618       2,296,077
                                                  ------------    ------------

Other costs and expenses:
          Selling, general and administrative        2,098,774       1,790,191
          Interest expense                             452,494         346,500
          Other income, net                         (1,153,427)        (46,981)
                                                  ------------    ------------

                 Total other costs and expenses      1,397,841       2,089,710
                                                  ------------    ------------

Income before income tax expense                     1,200,777         206,367
                                                  ------------    ------------

Income tax expense:
          Current                                      432,760          70,803
          Deferred                                       2,088           8,400
                                                  ------------    ------------

Net income                                        $    765,929    $    127,164
                                                  ------------    ------------

Net income per share (basic and diluted)          $       0.15    $       0.02
                                                  ============    ============

Weighted average shares outstanding                  5,278,780       5,289,494
                                                  ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                November 30,
                                                             2001           2000
                                                          -----------    -----------
Cash Flows From Operating Activities:
       Net income                                         $   765,929    $   127,164
       Adjustments to reconcile net income to net
       cash used in operating activities-
          Depreciation and amortization                       292,651        196,570
          Gain on sale of property, plant and equipment            --         (4,632)
          Deferred income taxes                                 2,088          8,400
          Decrease in trade accounts receivable, net        2,158,061      1,183,871
          Decrease (increase) in inventory                  2,365,715       (928,557)
          Increase in prepaid expenses and other             (209,987)       (63,359)
          (Decrease) increase in accounts payable          (4,968,628)     2,294,973
          Increase (decrease) in accrued liabilities          691,060       (688,844)
                                                          -----------    -----------

             Net cash provided by operating activities      1,096,889      2,125,586
                                                          -----------    -----------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment             (59,166)        (9,620)
       Change in other assets                                  28,858        (16,132)
                                                          -----------    -----------

             Net cash used in investing activities            (30,308)       (25,752)
                                                          -----------    -----------

Cash Flows From Financing Activities:
       Net payments on line of credit                        (226,187)    (2,043,872)
       Payments on prepetition debt                            (1,841)        (1,770)
       Net payments on post-petition debt                    (909,756)       (44,049)
       Purchase of Treasury Stock                                  --        (35,640)
       Warrant Issued                                          21,079             --
                                                          -----------    -----------

             Net cash used in financing activities         (1,116,705)    (2,125,331)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                     (50,124)       (25,497)

Cash and cash equivalents, beginning of  period               211,352        149,527
                                                          -----------    -----------

Cash and cash equivalents, end of period                  $   161,228    $   124,030
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

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 2001 and its results of operations for the three months ended November 30, 2001 and 2000. Results of the Company's operations for the interim period ended November 30, 2001 may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, for the fiscal year ended August 31, 2001 ("Fiscal 2001"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                             November 30,  August 31,
                                                2001          2001
                                             -----------   -----------
                   Finished goods            $20,540,207   $20,537,593
                   Raw materials              14,722,281    17,405,968
                   Supplies                      795,313       464,679
                   Work-in-process                36,301        51,577
                                             -----------   -----------
                       Total inventories     $36,094,102   $38,459,817
                                             ===========   ===========

4.       LONG -TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:                    November 30,      August 31,
                                                                                       2001              2001
                                                                                   --------------   --------------
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2003, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, interest payable monthly at prime plus
 .25% (5.75% at November 30, 2001)                                                  $   18,082,151   $   18,308,338

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,150.60 (including interest at 9.5%, or
4.5% above the 11th District cost of funds rate, whichever is greater) (9.50% at
November 30, 2001), maturing August 2008                                                1,669,352        1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457.30 (including interest at
8.50%), maturing December 2009                                                            305,364          311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843.37 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral                                                                         797,452          812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834.45 (including interest at 5.5%),
maturing November 2010                                                                    238,150          243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 thru July 2005                                                         591,789          638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $21,406.61
(including interest at 8%), maturing May 2011                                             2,193,592         2,213,667

Acquisition note payable, unsecured, payable in quarterly installments of $15,000
(including interest at 8%), maturing April 2006                                             270,000           285,000

Acquisition note payable, secured by equipment, payable in monthly installments of
$16,024.10, no interest, maturing May 2003                                                  512,386           560,458

Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of $150,000, no interest,
maturing November 2001                                                                           --           750,000

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority stockholder, payable in monthly installments of $1,460.83 (including interest at
4%), maturing June 2023                                                                     250,818           252,659
                                                                                     --------------    --------------

Total                                                                                    24,911,054        26,048,838

Less-Current maturities                                                                 (18,750,976)      (19,720,384)
                                                                                     --------------    --------------

Long-term debt                                                                       $    6,160,078    $    6,328,454
                                                                                     ==============    ==============

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In March 2001, TST amended its revolving line of credit to increase the line from $14.9 million to $22 million. The amended revolving credit line is limited to the lesser of $22 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.6 million as of November 30, 2001.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of November 30, 2001, the Company was in compliance with all covenants.

5.       SUPPLEMENTAL CASH FLOW INFORMATION:

                                                          Three Months Ended
                                                            November 30,
                                                           2001       2000
                                                         --------   --------
    Cash paid during the period for:
                   Interest                              $452,494   $346,500
                   Income taxes                          $134,606   $ 76,877

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Net Sales---Net sales increased from $21.3 million in the three months ended November 30, 2000 ("First Quarter 2001"), to $25.4 million for the three months ended November 30, 2001 ("First Quarter 2002"), an increase of 19.5% as a result of new customers due to the acquisition of the Sky Division of Durango Georgia Converting, LLC ("Sky") and fewer competitors in the marketplace.

Gross Profit---Gross profit increased from $2.3 million in the First Quarter 2001 to $2.6 million in the First Quarter 2002, an increase of approximately 13.2%. The increase in gross profit was primarily the result of increased sales. Our gross profit margin decreased to 10.2% for the First Quarter 2002, as compared to 10.8% for the corresponding period of the prior year. The decreased gross profit margin resulted from increased transportation costs.

Selling, General and Administrative Expenses---SG&A expenses for First Quarter 2002 were $2.1 million, or 8.2% of net sales, as compared to $1.8 million, or 8.4% of net sales for First Quarter 2001. SG&A expense increased in dollars in the First Quarter 2002 as compared to the First Quarter 2001 due primarily to the integration of new personnel from the acquisition of Sky. SG&A decreased as a percentage of net sales in Fiscal 2001 due to our acquisition of Sky's customers and leveraging existing fixed costs.

Interest Expense---Interest expense increased from $347,000 in the First Quarter 2001 to $452,000 in the First Quarter 2002, an increase of $106,000, or approximately 31%. The increased borrowings were incurred to finance TST's acquisition of Sky.

Income Taxes---Our income tax expense for the First Quarter 2002 increased to $435,000, as compared to $79,000 for the corresponding period of the prior year. The increase resulted primarily from increased income.

On October 16, 2001, TST/Impreso, Inc. received approximately $1 million in a United States class action lawsuit involving international and domestic manufacturers' alleged attempt to fix jumbo roll thermal facsimile paper prices in the United States. TST/Impreso, Inc. was not a named plaintiff and did not participate in the lawsuit. The plaintiff class settled the six year old suit with the defendants. The award is reported as other income in First Quarter 2002.

Liquidity and Capital Resources

Working capital increased to $11.4 million at November 30, 2001 from $10.5 million at August 31, 2001. This represented an increase of 8.5%.

In March 2001, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The new agreement increases the line from $14.9 million to $22 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (5.75% at November 30, 2001), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 2001, there was a $3.6 million borrowing capacity remaining under the $22 million revolving line of credit. The revolving credit line will mature in May 2003.

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

As of November 30, 2001, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" does not have a material impact on our financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In the First Quarter of 2002, management implemented a program to reduce the inventory levels of TST. From August 31, 2001 to November 30, 2001, TST's inventories decreased by 6.15%, reflecting management's success at reducing inventory levels. Management intends to continue reducing inventory levels through the second and third quarters of the year ending August 31, 2002 ("Fiscal 2002"). However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain managements attempts at reducing inventory. Raw material paper costs remained stable in the First Quarter 2002 and the first half of the three month period ending February 28, 2002 ("Second Quarter 2002"). Management believes that raw material paper costs will continue to remain stable through the Second Quarter of 2002.

TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline, if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company's business could be materially adversely affected.

TST purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper (consisting of a wide variety of weights, widths, colors, sizes and qualities), transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that TST has adequate sources of raw material supplies to meet the requirements of its business. We believe that TST has a good relationship with all of its current suppliers.

MARKET CONDITIONS OF TST

September 11, 2001's impact on the economy has also impacted the net sales of TST. Net sales in TST's First Quarter 2002, as compared to the fourth quarter of Fiscal 2001, declined. The exact impact on the results of operations is not ascertainable due to the acquisition of Sky in April 2001. Management believes that the slowed economy will continue to effect the Second Quarter 2002 results of operations.

Management believes that despite the slower economy, its operations will remain profitable due to a reduction of competitors in the marketplace and our ability to maintain finished goods pricing. If selling prices for products manufactured by us cannot increase in relation to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

WARRANT ISSUED

The Company issued a warrant to an Investment Banking Consultant on November , 2001, for 50,000 shares of common stock, at fair market value on the date of grant of $2.00. The warrant is exercisable for a period of five years from November 2, 2001. Thirty thousand of the shares become exercisable on the date of issue, 10,000 six months from the date of issue and 10,000 one year from the date of issue.

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

We had both fixed-rate and variable-rate debts as of November 30, 2001. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at November 30, 2001, there was no material exposure to our financial position or results of operations.

PART II:           OTHER INFORMATION

ITEM 6:            EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.        DESCRIPTION OF EXHIBITS

     (a) No reports on Form 8-K were filed during the quarter ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2002

                                                Impreso, Inc.
                                                 (Registrant)

                                                /s/Marshall Sorokwasz
                                                --------------------------------
                                                Marshall Sorokwasz
                                                Chairman of the Board, Chief
                                                Executive Officer, President,
                                                and Director


                                                /s/Susan Atkins
                                                --------------------------------
                                                Susan Atkins
                                                Chief Financial Officer
                                                and Vice President