Form 10-Q
period 2002-02-28
IMPRESO INC
filed 2002-04-15
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

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

                               Yes   X                No
                                    ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class of Common Stock                     Shares outstanding at April 12, 2001
---------------------                     ------------------------------------
   $0.01 Par Value                                      5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                FEBRUARY 28, 2002

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                 PAGE NUMBER
                                                                                        -----------
Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at February 28,
                  2002 (Unaudited) and August 31, 2001                                       1

                  Interim Consolidated Statements of Operations for the
                  Three and Six Months Ended February 28, 2002 and February 28, 2001
                  (Unaudited)                                                                3

                  Interim Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 2002 and February 28, 2001
                  (Unaudited)                                                                4

                  Notes to Interim Consolidated Financial Statements                         5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                12

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                          14

SIGNATURES                                                                                  15

INDEX TO EXHIBITS                                                                           16

                         IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                        February 28,    August 31,
                                                                           2002            2001
                                                                       ------------    ------------
                                                                        (Unaudited)
Current assets:
            Cash and cash equivalents                                  $    275,563    $    211,352
            Trade accounts receivable, net of allowance for doubtful
              accounts of $459,270 at February 28, 2002 and
              $342,780 at August 31, 2001                                11,517,351      11,748,088
            Inventories                                                  36,051,300      38,459,817
            Prepaid expenses and other                                      335,674         234,411
            Deferred income tax assets                                      159,423         116,545
                                                                       ------------    ------------

                       Total current assets                              48,339,311      50,770,213
                                                                       ------------    ------------

Property, plant and equipment, at cost                                   21,829,250      21,725,088
            Less-Accumulated depreciation                               (11,088,137)    (10,511,892)
                                                                       ------------    ------------

                       Net property, plant and equipment                 10,741,113      11,213,196
                                                                       ------------    ------------

Other assets                                                                217,188         219,188
                                                                       ------------    ------------

                       Total assets                                    $ 59,297,612    $ 62,202,597
                                                                       ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               February 28,    August 31,
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                               (Unaudited)
Current liabilities:
           Accounts payable                                                   $ 16,926,215    $ 18,572,200
           Accrued liabilities                                                   2,046,880       1,942,241
           Current maturities of long-term debt                                    673,886       1,404,562
           Line of credit                                                       17,001,340      18,308,338
           Current maturities of prepetition debt                                    7,634           7,484
                                                                              ------------    ------------

                      Total current liabilities                                 36,655,955      40,234,825

           Deferred income tax liability                                           971,596         926,675
           Long-term debt, net of current maturities                             5,753,209       6,083,279
           Long-term portion of prepetition debt, net of current maturities        241,297         245,175
                                                                              ------------    ------------

                      Total liabilities                                         43,622,057      47,489,954
                                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                           --              --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 shares issued and 5,278,780 shares outstanding              52,928          52,928
              at February 28, 2002 and August 31, 2001
           Warrants                                                                 33,974              --
           Treasury Stock (14,000 shares, at cost)                                 (38,892)        (38,892)
           Additional paid-in capital                                            6,319,682       6,319,682
           Retained earnings                                                     9,307,863       8,378,925
                                                                              ------------    ------------

                      Total stockholders' equity                                15,662,660      14,712,643
                                                                              ------------    ------------

                      Total liabilities and stockholders' equity              $ 59,297,612    $ 62,202,597
                                                                              ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended              Six Months Ended
                                                         February 28,   February 28,    February 28,    February 28,
                                                            2002            2001            2002             2001
                                                        ------------    ------------    ------------    ------------
Net Sales                                               $ 26,342,394    $ 21,289,448    $ 51,743,754    $ 42,539,654
Cost of sales                                             23,512,481      18,840,876      46,315,223      37,795,005
                                                        ------------    ------------    ------------    ------------

                  Gross profit                             2,829,913       2,448,572       5,428,531       4,744,649

Other costs and expenses:
                  Selling, general and administrative      2,122,827       1,847,403       4,221,601       3,637,594
                  Interest expense                           378,578         383,369         831,072         729,869
                  Other expense (income), net                 42,583         (47,348)     (1,110,844)        (94,331)
                                                        ------------    ------------    ------------    ------------

                  Total other costs and expenses           2,543,988       2,183,424       3,941,829       4,273,132

Income before income tax expense                             285,925         265,148       1,486,702         471,517

Income tax expense:
                  Current                                    122,961          91,595         555,721         162,398
                  Deferred                                       (45)         10,735           2,043          19,135
                                                        ------------    ------------    ------------    ------------
                  Total Income Tax Expense                   122,916         102,330         557,764         181,533

Net income                                              $    163,009    $    162,818    $    928,938    $    289,984
                                                        ============    ============    ============    ============

Net income per common share
  (basic and diluted)                                   $       0.03    $       0.03    $       0.18    $       0.05
                                                        ============    ============    ============    ============

Weighted average shares outstanding                        5,278,780       5,279,313       5,278,780       5,284,432



  The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                    ----------------

                                                                 February 28    February 28
                                                                     2002          2001
                                                                 -----------    -----------
Cash Flows From Operating Activities
       Net income                                                $   928,938    $   289,984
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                            576,565        396,012
            Amortization of Stock Compensation                        21,079             --
            Loss (Gain) sale of property, plant, and equipment           833         (4,632)
            Increase in deferred income taxes                          2,043         19,135
            Decrease in accounts receivable, net                     230,737      1,155,025
            Decrease (Increase) in inventories                     2,408,517     (1,410,179)
            Increase in prepaid expenses and other                  (101,263)      (478,357)
            Decrease (Increase) in other non current assets           14,895        (61,634)
            (Decrease) Increase in accounts payable               (1,645,985)     2,807,795
            Increase (Decrease) in accrued liabilities               104,639       (701,044)
                                                                 -----------    -----------

                  Net cash provided by operating activities        2,540,998      2,012,105
                                                                 -----------    -----------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                  (105,315)      (159,686)
                                                                 -----------    -----------
                  Net cash used in investing activities             (105,315)      (159,686)

Cash Flows From Financing Activities:
       Net payments on line of credit                             (1,306,998)    (1,802,319)
       Payments on prepetition debt                                   (3,728)        (3,552)
       Net (payments) borrowings on postpetition debt, net        (1,060,746)        10,932
       Purchase of Treasury Stock                                         --        (38,892)
                                                                 -----------    -----------

                  Net cash used in financing activities           (2,371,472)    (1,833,831)
                                                                 -----------    -----------

Net increase in cash and cash equivalents                             64,211         18,588

Cash and cash equivalents, beginning of period                       211,352        149,527
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   275,563    $   168,115
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

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 2002, and its results of operations for the three and six months ended February 28, 2002 and February 28, 2001. Results of the Company's operations for the interim period ended February 28, 2002, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K"), for the fiscal year ended August 31, 2001 ("Fiscal 2001"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                                 February 28,         August 31,
                                                     2002                2001
                                                 -----------         -----------
Finished goods                                   $18,730,383         $20,537,593
Raw materials                                     16,550,168          17,405,968
Supplies                                             698,761             464,679
Work-in-process                                       71,988              51,577
                                                 -----------         -----------

     Total inventories                           $36,051,300         $38,459,817
                                                 ===========         ===========

4.       LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

                                                                                            February 28,       August 31,
                                                                                                2002             2001
                                                                                                ----             ----
Line of Credit with a commercial financial corporation under revolving credit line maturing May 2003, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, interest payable monthly at
prime plus .25% (5.0% at February 28, 2002).                                               $ 17,001,340    $  18,308,338

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 9.5%, or 4.5%
above the 11th District cost of funds rate, whichever is greater) (9.5% at
February 28, 2002), maturing August
2008.                                                                                         1,665,895        1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457
(including interest at 8.50%), maturing December 2009.                                          298,645          311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843
(including interest at 8.50%), maturing August 2010. Revolving
lender's blanket lien subordinated to note's collateral.                                        782,147          812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including
interest at 5.5%), maturing November 2010.                                                      232,910          243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%,
maturing at various dates from December 2002 thru July 2005.                                    555,073          638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing
May 2011.                                                                                     2,173,111        2,213,667

Acquisition note payable, unsecured, payable in quarterly installments of
$15,000 (including interest at 8%), maturing April
2006.                                                                                           255,000          285,000

Acquisition note payable, secured by equipment, payable in
monthly installments of $16,024, no interest, maturing May 2003.                                464,314          560,458

Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of
$150,000, no interest, matured November 2001.                                                       ---          750,000

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing
June 2023.                                                                                      248,931          252,659
                                                                                           ------------    -------------

Total                                                                                        23,677,366       26,048,838

    Less-Current maturities                                                                 (17,682,860)     (19,720,384)
                                                                                           ------------    -------------

Long-term debt                                                                             $  5,994,506    $   6,328,454
                                                                                           ============    =============

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

As of February 28, 2002, the revolving credit line is limited to the lesser of $22 million or a percentage of eligible trade accounts receivable and inventories, as defined. On February 28, 2002, the remaining availability under the revolving credit line was $5 million.

In March 2002, TST entered into a two year renewal of its revolving line of credit. The amended agreement increases the line from $22 million to $25 million, the inventory sub-limit from $17.5 million to $21 million, and extends the maturity date to May 2004.

The line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of February 28, 2002, the Company was in compliance with all covenants.

5.       SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             Six Months Ended
                                                      February 28         February 28
                                                         2002                2001
                                                         ----                ----
Cash paid during the period for:
     Interest                                           $831,072           $729,869
     Income taxes                                       $545,446           $144,216
Noncash Investing Activities:
     Issuance of Warrant to Vendor                      $ 21,079           $    ---

6.       SIGNIFICANT CONTRACT:

TST entered into a non-exclusive Trademark Licensing Agreement with Binney & Smith Properties, Inc., owner of the Crayola(R) Trademark, on February 6, 2002. The agreement is for a term of one year and provides that the Company will manufacture and distribute products branded with Crayola Licensed Marks. TST/Impreso, Inc. has agreed to maintain certain quality standards and minimum royalty payments.

7.       STOCK OPTIONS AND WARRANTS:

On April 3, 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of up to 441,000 shares of Common Stock of the Company. The shares subject to such registration are 50,000 shares issuable on exercise of a Consultant's Warrant, 191,000 shares issuable on exercise of options granted to employees outside of a stock option plan, and 200,000 shares held by certain founders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001.

Net Sales---Net sales increased from $21.3 million in the three months ended February 28, 2001, to $26.3 million in the same period for the year ending August 31, 2002 ("Fiscal 2002"), an increase of $5 million or 23.7%. Net sales increased from $42.5 million in the six months ended February 28, 2001, to $51.7 million in the same period in Fiscal 2002, an increase of $9.2 million, or 21.6%. Net sales increased in the first and second quarters of Fiscal 2002 as a result of the acquisition of the Sky Division of Durango-Georgia Converting, LLC in April, 2001.

Gross Profit---Gross profit increased from $2.4 million in the three months ended February 28, 2001, to $2.8 million in the three months ended February 28, 2002, an increase of 15.6%. Gross profit increased from $4.7 million in the six months ended February 28, 2001, to $5.4 million in the same period in 2002, an increase of $684,000, or 14.4%. Gross profit as a percentage of net sales decreased from 11.5%, in the second quarter of Fiscal 2001 to 10.7% in the corresponding period of Fiscal 2002. Gross profit as a percentage of net sales decreased from 11.2% in the six month period ended February 28, 2001, to 10.5% in the same period in Fiscal 2002. Gross profit as a percentage of net sales decreased in the three and six month periods ended February 28, 2002, as compared to the corresponding periods of the prior year, resulting from the acquisition of a commodity product producer, Sky, which increased sales of lower margin products as a percentage of net sales.

Selling, General, and Administrative Expenses----SG&A expenses increased from $1.8 million in the three months ended February 28, 2001, to $2.1 million in the corresponding period of Fiscal 2002, an increase of $275,000, or 14.9%. SG&A as a percentage of net sales decreased from 8.7% in the second quarter of Fiscal 2001, to 8.1% in the corresponding period of Fiscal 2002. SG&A expenses increased from $3.6 million, or 8.6% of net sales for the six months ended February 28, 2001, to $4.2 million, or 8.2% of net sales in the same period of Fiscal 2002. The increase in SG&A as a dollar amount and decrease as a percentage of net sales for the three and six month periods ended February 28, 2002, resulted primarily from the increase in basic expenditures required to create additional sales and efficiencies obtained with an increased sales volume.

Interest Expense----Interest expense decreased from $383,000 in the three months ended February 28, 2001, to $379,000 in the same period of Fiscal 2002, a decrease of 1.2%. Interest expense increased from $730,000 in the six months ended February 28, 2001, to $831,000 in the corresponding period of Fiscal 2002, an increase of 13.9%. The decrease in interest expense for the three months ended February 28, 2002, and the increase in interest expense for the six months ended February 28, 2002, was primarily attributable to increased borrowings incurred to finance TST's acquisition of Sky, which was partially offset in the First Quarter of Fiscal 2002 by reduced interest rates on our revolving line of credit.

Other Expense (Income)--On October 16, 2001, TST/Impreso, Inc. received approximately $1 million in a United States class action lawsuit involving international and domestic manufacturers' alleged attempt to fix jumbo roll thermal facsimile paper prices in the United States. TST/Impreso, Inc. was not a named plaintiff and did not participate in the lawsuit. The plaintiff class settled the six year old suit with the defendants. The award is reported as other income in First Quarter 2002.

Income Taxes--- Income tax expense increased from $102,000 for the three months ended February 28, 2001, to $123,000 in the second quarter of Fiscal 2002. Income tax expense increased from $182,000 for the six months ended February 28, 2001, to $558,000 in the six months ended February 28, 2002. The increase in income tax expense for the three months ended February 28, 2002, was attributable to an increase in profit. The increase in income tax expense for the six months ended February 28, 2002, was due to the receipt of a taxable litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $11.7 million at February 28, 2002 from $10.5 million at August 31, 2001. This represented an increase of 10.9%.

In March 2002, TST amended its agreement with a bank for a two-year renewal of its revolving line of credit. The amended agreement also increases the line from $22 million to $25 million and the inventory sub-limit from $17.5 to $21 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (5.0% at February 28, 2002), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 2002, there was a $5 million borrowing capacity remaining under the $22 million revolving line of credit. The amended revolving credit line will mature in May 2004.

On March 19, 2002, we completed the purchase of substantially all of the personal property assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. (collectively, "United"). The Company paid approximately $3.6 million in cash for United's personal property assets and expects to pay approximately $4.9 million for United's real property and intangible assets, which acquisition of the real property is expected to close within 45 days of the acquisition of the personal property. The acquisition of United's real property assets is subject to certain contingencies and conditions to closing contained in the Real Estate Purchase and Sale Agreement by and between United and the Company. The funding of this purchase was accomplished by renewing, extending, and increasing our revolving line of credit from $22 million to $25 million, with the increased line collateralized by the inventory acquired in this acquisition, and by obtaining a $1 million loan from another commercial financial institution secured by equipment.

The Company expects to pledge the plant facility expected to be acquired in the real estate transaction to Bloomingdale Bank & Trust, which is expected to provide $3 million in funding of the $4 million purchase price. Funding with respect to the real property assets is subject to negotiation and execution of definitive agreements between the Company and Bloomingdale Bank & Trust.

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

As of February 28, 2002, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" does not have a material impact on our financial position or results of operations.

TRADEMARK LICENSING

TST entered into a non-exclusive Trademark Licensing Agreement with Binney & Smith Properties, Inc., owner of the Crayola Trademark, on February 6, 2002, with an effective date of March 1, 2002. The agreement is for a term of one year and provides that TST will manufacture and distribute products branded with Crayola Licensed Marks in exchange for specified payments. TST has agreed to maintain certain quality standards and minimum royalty payments. There can be no assurance that TST will experience increased sales as a result of this agreement, or if increased sales occur, that they will be profitable.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, management implemented a program to reduce inventory. In the first and second quarters of Fiscal 2002, management has reduced inventory levels of TST. From August 31, 2001 to February 28, 2002 inventory levels were reduced 6.3%. Management intends to continue reducing inventory levels through the third and fourth quarters of Fiscal 2002. However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain managements attempts at reducing inventory. Raw material paper costs remained stable in the first and second quarters of Fiscal 2002. Raw material suppliers have announced a price increase which is expected to be effective in May 2002, but management believes that raw material paper costs will subsequently stabilize through the remainder of Fiscal 2002.

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

MARKET CONDITIONS OF TST

September 11, 2001's impact on the economy has also impacted the net sales of TST; however, the exact impact on the results of operations is not ascertainable. Although net sales in the six months ended February 28, 2002, as compared to the six months ended February 28, 2001, increased 21.6%, the Company expected net sales to have been significantly higher due to the acquisition of Sky in April 2001 and reduction in the market place of competitors of the Company's products. Management believes that the slowed economy will continue to effect the third quarter 2002 results of operations.

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

SUBSEQUENT EVENTS

On March 19, 2002, TST entered into an Asset Purchase Agreement with Bank of America, NA and a Real Estate Purchase Agreement with United to purchase substantially all of the assets of United for approximately $8.5 million. Completion of the real estate portion of the transaction, which is scheduled to close later this month, is subject to certain contingencies and conditions to closing. United's manufacturing facility is located in Itasca, Illinois and produces primarily continuous feed business forms in addition to small rolls and other products. The addition of this plant strengthens TST's East Coast production and delivery, and increases the number of TST's manufacturing facilities to five. Recently, United's annual sales have exceeded $30 million. Management believes the addition of the assets of United to TST will result in a substantially larger company with the resources to aggressively expand its share of the business forms market.

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

We had both fixed-rate and variable-rate debts as of February 28, 2002. The fair market value of long- term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at February 28, 2002, there was no material exposure to our financial position or results of operations.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibit No.      Description of Exhibits

              10+ Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc.*

       (b)    Reports on Form 8-K

              On April 3, 2002, we filed a Current Report on Form 8-K, dated March 19, 2002, to report the acquisition of substantially all of the personal property assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc., as well as the Real Estate Sale Agreement dated March 15, 2002. The following exhibits were filed with the Form 8-K:

                      Exhibit No.    Description of Exhibits

                      2.1 Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and Consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002

                      2.2 Real Estate Purchase and Sale Agreement by and between United Computer Supplies-East, Inc. and TST/Impreso, Inc. dated as of March 15, 2002

                      99.1 Impreso, Inc. Press Release issued March 20, 2002 announcing the closing of the purchase

+ Confidential Treatment requested for portions of this Exhibit
* Filed by Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2002

                                        Impreso, Inc.
                                        (Registrant)

                                        /s/ Marshall Sorokwasz
                                        --------------------------------------
                                        Marshall Sorokwasz
                                        Chairman of the Board, Chief
                                        Executive Officer, President,
                                        and Director


                                        /s/ Susan Atkins
                                        --------------------------------------
                                        Susan Atkins
                                        Chief Financial Officer
                                        and Vice President

                                INDEX TO EXHIBITS


Exhibit No.       Description of Exhibits
-----------       -----------------------
10+           Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith
              Properties, Inc. and TST/Impreso, Inc.*

+ Confidential Treatment requested for portions of this Exhibit
* Filed by Amendment