Form 10-Q/A
period 2002-02-28
IMPRESO INC
filed 2002-05-01
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
(Mark One)

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

                  Yes   X                            No
                       ---                              ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

         Class of Common Stock         Shares outstanding at April 12, 2001
         ----------------------        ------------------------------------
           $0.01 Par Value                          5,278,780

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2002

                                                  Impreso, Inc.
                                                  (Registrant)


                                                  /s/ Marshall Sorokwasz
                                                  ------------------------------
                                                  Marshall Sorokwasz
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President,
                                                  and Director


                                                  /s/ Susan Atkins
                                                  ------------------------------
                                                  Susan Atkins
                                                  Chief Financial Officer
                                                  and Vice President

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  10+             Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith
                  Properties, Inc. and TST/Impreso, Inc.



+ Confidential Treatment requested for portions of this Exhibit.