Form 10-Q
period 2002-05-31
IMPRESO INC
filed 2002-07-15
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

                Yes  X                         No
                    ---                           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Shares outstanding at July 12, 2002
        ---------------------           -----------------------------------
          $0.01 Par Value                           5,278,780

THIS FILING INCLUDES UNAUDITED INTERIM FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT BECAUSE THE COMPANY WAS UNABLE TO OBTAIN SUCH REVIEW FROM ARTHUR ANDERSEN, LLP.

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  MAY 31, 2002

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                 PAGE NUMBER
                                                                                        -----------
Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at May 31, 2002
                  (Unaudited) and August 31, 2001                                             1

                  Interim Consolidated Statements of Operations for the
                  Three and Nine Months Ended May 31, 2002 and 2001
                   (Unaudited)                                                                3

                  Interim Consolidated Statements of Cash Flows for the
                  Nine Months Ended May 31, 2002 and 2001
                       (Unaudited)                                                            4

                  Notes to Interim Consolidated Financial Statements                          5

Item 2.           Management's Discussion and Analysis of Financial                           9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                 13

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K and 8-K/A                                 15

SIGNATURES                                                                                   16

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

This filing includes unaudited interim financial statements that have not been reviewed by an independent public accountant because the Company was unable to obtain such review from Arthur Andersen, LLP. The Company intends to have the interim financial statements included herein reviewed in connection with the audit of its financial statements for the year ending August 31, 2002.


                                                                             May 31,         August 31,
                                                                              2002              2001
                                                                         --------------    --------------
                                                                          (Unaudited)
Current assets:
            Cash and cash equivalents                                    $      105,087    $      211,352
            Trade accounts receivable, net of allowance for doubtful
              accounts of $535,322 at May 31, 2002 and
              $342,780 at August 31, 2001                                    14,017,886        11,748,088
            Inventories                                                      31,743,817        38,459,817
            Prepaid expenses and other                                          323,868           234,411
            Deferred income tax assets                                          180,861           116,545
                                                                         --------------    --------------

                       Total current assets                                  46,371,519        50,770,213
                                                                         --------------    --------------

Property, plant and equipment, at cost                                       27,592,667        21,725,088
            Less-Accumulated depreciation                                   (11,410,388)      (10,511,892)
                                                                         --------------    --------------

                       Net property, plant and equipment                     16,182,279        11,213,196
                                                                         --------------    --------------

Other assets                                                                    246,492           219,188
                                                                         --------------    --------------

                       Total assets                                      $   62,800,290    $   62,202,597
                                                                         ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

This filing includes unaudited interim financial statements that have not been reviewed by an independent public accountant because the Company was unable to obtain such review from Arthur Andersen, LLP. The Company intends to have the interim financial statements included herein reviewed in connection with the audit of its financial statements for the year ending August 31, 2002.

                                                                                       May 31,            August 31,
                                                                                        2002                 2001
                                                                                   ----------------    ----------------
                                                                                     (Unaudited)
Current liabilities:
           Accounts payable                                                        $     11,775,751    $     18,572,200
           Accrued liabilities                                                            3,214,505           1,942,241
           Current maturities of long-term debt                                             814,443           1,404,562
           Line of credit                                                                19,524,413          18,308,338
           Current maturities of prepetition debt                                             7,560               7,484
                                                                                   ----------------    ----------------

                      Total current liabilities                                          35,336,672          40,234,825

           Deferred income tax liability                                                    932,321             926,675
           Long-term debt, net of current maturities                                     10,099,895           6,083,279
           Long-term portion of prepetition debt, net of current maturities                 239,492             245,175
                                                                                   ----------------    ----------------

                      Total liabilities                                                  46,608,380          47,489,954

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                                    --                  --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 shares issued and 5,278,780 shares outstanding                       52,928              52,928
              at May 31, 2002 and August 31, 2001
           Warrants                                                                          27,527                  --
           Treasury Stock (14,000 shares, at cost)                                          (38,892)            (38,892)
           Additional paid-in capital                                                     6,319,682           6,319,682
           Retained earnings                                                              9,830,665           8,378,925
                                                                                   ----------------    ----------------

                      Total stockholders' equity                                         16,191,910          14,712,643
                                                                                   ----------------    ----------------

                      Total liabilities and stockholders' equity                   $     62,800,290    $     62,202,597
                                                                                   ================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

This filing includes unaudited interim financial statements that have not been reviewed by an independent public accountant because the Company was unable to obtain such review from Arthur Andersen, LLP. The Company intends to have the interim financial statements included herein reviewed in connection with the audit of its financial statements for the year ending August 31, 2002.


                                                               Three Months Ended                    Nine Months Ended
                                                            May 31,           May 31,           May 31,           May 31,
                                                             2002              2001              2002               2001
                                                        --------------    --------------    --------------    --------------
Net Sales
Cost of sales                                           $   33,025,115    $   23,120,706    $   84,768,869    $   65,660,360
                                                            29,335,644        20,068,465        75,650,867        57,863,470
                                                        --------------    --------------    --------------    --------------

                  Gross profit                               3,689,471         3,052,241         9,118,002         7,796,890
Other costs and expenses:

                  Selling, general and administrative        2,474,356         1,943,928         6,695,957         5,581,522
                  Interest expense                             422,908           410,107         1,253,980         1,139,976
                  Other expense (income), net                  (29,867)          (64,307)       (1,140,711)         (158,638)
                                                        --------------    --------------    --------------    --------------

                  Total other costs and expenses             2,867,397         2,289,728         6,809,226         6,562,860
Income before income tax expense
                                                               822,074           762,513         2,308,776         1,234,030
Income tax expense:

                  Current                                      359,985           271,364           915,706           433,762
                  Deferred                                     (60,713)           34,668           (58,670)           53,803
                                                        --------------    --------------    --------------    --------------
                  Total Income Tax Expense                     299,272           306,032           857,036           487,565
Net income
                                                        $      522,802    $      456,481    $    1,451,740    $      746,465
                                                        ==============    ==============    ==============    ==============
Net income per common share
  (basic and diluted)
                                                        $         0.10    $         0.09    $         0.28    $         0.14
                                                        ==============    ==============    ==============    ==============
Weighted average shares outstanding
                                                             5,278,780         5,278,780         5,278,780         5,282,527


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

This filing includes unaudited interim financial statements that have not been reviewed by an independent public accountant because the Company was unable to obtain such review from Arthur Andersen, LLP. The Company intends to have the interim financial statements included herein reviewed in connection with the audit of its financial statements for the year ending August 31, 2002.

                                                                           Nine Months Ended
                                                                    --------------------------------
                                                                        May 31,          May 31,
                                                                         2002              2001
                                                                    --------------    --------------
Cash Flows From Operating Activities
       Net income                                                   $    1,451,740    $      746,467
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                                  898,817           619,005
            (Decrease) Increase in deferred income taxes                   (58,670)           53,803
           (Increase) Decrease in accounts receivable, net              (2,269,798)        2,188,485
            Decrease (Increase) in inventories                           6,716,000        (6,935,992)
            Increase in prepaid expenses and other                         (89,457)         (151,424)
            Increase in other non current assets                           (27,304)         (213,439)
            (Decrease) Increase in accounts payable                     (6,796,449)        7,619,330
            Increase in accrued liabilities                              1,272,264         1,171,912
                                                                    --------------    --------------

                  Net cash provided by operating activities              1,097,143         5,098,147
                                                                    --------------    --------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                        (645,420)         (220,299)
       Sales of property, plant and equipment, net                             832             9,373
       Acquisition of United Assets, (Sky Assets)                       (5,223,312)      (12,840,231)
       Warrants Issued                                                      27,527                --
                                                                    --------------    --------------

                  Net Cash used in investing activities                 (5,840,373)      (13,051,157)

Cash Flows From Financing Activities:
       Net borrowings on line of credit                                  1,216,075         4,955,067
       Payments on prepetition debt                                         (5,608)           (5,400)
       Net borrowing on postpetition debt                                3,426,497         3,079,942
       Purchase of Treasury Stock                                               --           (38,892)
                                                                    --------------    --------------

                  Net cash used in financing activities                  4,636,964         7,990,717
                                                                    --------------    --------------

Net increase in cash and cash equivalents                                 (106,265)           37,706

Cash and cash equivalents, beginning of period                             211,352           149,527
                                                                    --------------    --------------

Cash and cash equivalents, end of period                            $      105,087    $      187,233
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

2. ACQUISITION

On March 19, 2002 the Company acquired substantially all of the operating assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. (collectively "United") for approximately $4.6 million. On April 19, 2002, the manufacturing facility was purchased from United for $4.1 million. This acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of the acquired company were included in the consolidated results of the Company as of the acquisition date. The estimated fair value of assets acquired and liabilities assumed relating to the acquisition, which is subject to further refinement, is summarized below.

The components of the purchase price and preliminary allocation are as follows:

Preliminary allocation of purchase price:

         Current assets                                      $  2,461,321
         Property, plant and equipment                          5,223,312
         Other                                                  1,000,000
                                                              -----------
                                                                8,684,633

As indicated above, some allocations are based on studies and valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

Unaudited pro forma operating results for the Company assuming the acquisition of United occurred on September 1, 2001 are as follows:


                                                           For the Nine Months Ended

                                                     May 31, 2002               May 31, 2001
                                                     ------------               ------------
         Sales                                       $102,854,621               $ 90,649,817
         Net Income                                     1,062,196                   (660,000)
         Earnings per share                                   .20                       (.12)
         (Basic and diluted)

3. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 2002, and its results of operations for the three and nine months ended May 31, 2002 and May 31, 2001. Results of the Company's operations for the interim period ended May 31, 2002, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:


                                     May 31,        August 31,
                                      2002            2001
                                 -------------   -------------
Finished goods                   $  17,773,794   $  19,957,338
Raw materials                       12,890,730      15,815,749
Supplies                               947,414         853,204
Work-in-process                        131,879          40,430
                                 -------------   -------------
     Total inventories           $  31,743,817   $  36,666,721
                                 =============   =============

5. LONG-TERM DEBT AND LINE OF CREDIT

The following is a summary of long-term debt and line of credit:                      May 31,     August 31,
                                                                                       2002          2001
                                                                                    -----------   -----------
Line of Credit with a commercial financial corporation under revolving credit line (amended March 2002 to increase line from $22 million to $25 million and increase inventory sub-limit from $17.5 million to $21 million), maturing May
2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, interest payable monthly at prime plus .25% (5.0% at
May 31, 2002)                                                                       $19,524,413   $18,308,338


Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at May
31,
2002), maturing August 2008                                                           1,662,354     1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009                                                          291,561       311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral                                                                       765,951       812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010                                                                           227,598       243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005                                                    503,068       638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011                                         2,152,218     2,213,667

Acquisition note payable, unsecured, payable in quarterly installments of $15,000
(including interest at 8%), maturing April 2006                                         255,000       285,000

Acquisition note payable, secured by equipment, payable in monthly installments
of $16,024, no interest, maturing May 2003                                              416,242       560,458

Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of $150,000, no interest,
matured November 2001.                                                                       --       750,000


Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $22,827.80 (including a fixed
scheduled for interest, 7%at May 31, 2002), maturing March 2007.                      3,195,839            --

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857.14 (including interest at a variable rate equal to 30 day Libor plus 350 basis points, 5.26% at May 31, 2002),
maturing February 2009.                                                               1,444,508            --

Prepetition-


Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $1,461 (including
interest at 4%), maturing June 2023.                                                    247,051       252,659
                                                                                   ------------   -----------
Total                                                                                30,685,803    26,048,838

    Less-Current maturities                                                         (20,346,416)  (19,720,384)
                                                                                   ------------   -----------
Long-term debt                                                                     $ 10,339,387   $ 6,328,454
                                                                                   ============   ===========


Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

As of May 31, 2002, the revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. On May 31, 2002, the remaining availability under the revolving credit line was $6.5 million.

The line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of May 31, 2002, the Company was in compliance with all covenants.

6. SUPPLEMENTAL CASH FLOW INFORMATION


                                                   NINE MONTHS ENDED
                                                May 31           May 31
                                                 2002             2001
                                           ---------------   ---------------
Cash paid during the period for:
               Interest                    $     1,253,890   $     1,139,976
               Income taxes                $       770,590   $       211,984
Noncash Investing Activities:
     Issuance of Warrant to Vendor         $        27,527   $            --


7. STOCK OPTIONS AND WARRANTS

On April 3, 2002, the Company filed a Registration Statement on Form S-3 with the SEC to register the sale of up to 441,000 shares of Common Stock of the Company. The shares subject to such registration are 50,000 shares issuable on exercise of a consultant's Warrant, 191,000 shares issuable on exercise of options granted to employees outside of a stock option plan, and 200,000 shares held by certain founders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 2002 AND MAY 31,
2001.

Net Sales---Net sales increased from $23.1 million in the three months ended May 31, 2001, to $33 million in the three months ended May 31, 2002 ("Third Quarter"), an increase of $9.9 million or 42.8%. Net sales increased from $65.7 million in the nine months ended May 31, 2001, to $84.8 million in the same period in the year ending August 31, 2002 ("Fiscal 2002"), an increase of $19.1 million, or 29.1%. Net sales increased in the Third Quarter and the nine months ended May 31, 2002, as a result of increased sales of branded products and the acquisition of substantially all of the operating assets of United on March 19, 2002.

Gross Profit--- Gross profit increased from $3.1 million in the three months ended May 31, 2001, to $3.7 million in the three months ended May 31, 2002, an increase of 20.9%. Gross profit increased from $7.8 million in the nine months ended May 31, 2001, to $9.1 million in the same period in 2002, an increase of $1.3 million or 16.9%. Gross profit margin for the Third Quarter and for nine months ended May 31, 2002 decreased to approximately 11.1% from 13.2% and 10.8% from 11.9%, respectively, from the corresponding periods of the prior year. The Company's decreased gross profit margin for the three and nine month periods ended May 31, 2002 was due to the increased freight charges due to our consolidation of warehouses in the Third Quarter to eliminate duplication caused by the acquisition of United.

Selling, General, and Administrative Expenses--SG&A expenses increased from $1.9 million in the three months ended May 31, 2001 to $2.5 million in the three months ended May 31, 2002, but decreased as a percentage of net sales from 8.4% in the three months ended May 31, 2001 to 7.5% in the three months ended May 31, 2002. SG&A expenses for the nine months ended May 31, 2002 increased to $6.7 million from $5.6 million in the nine months ended May 31, 2001, but decreased as a percentage of net sales from 8.5% in the nine months ended May 31, 2001 to 7.9% in the nine months ended May 31, 2002. The decreases in SG&A as a percentage of sales for the three and nine months ended May 31, 2002, are due to increased net sales without a corresponding increase in the fixed costs of operations, and the efficiencies achieved with the consolidation of the sales forces following the acquisition of substantially all of the operating assets of United.

Interest Expense----Interest expense increased from $410,000 in the three months ended May 31, 2001, to $423,000 in the same period of Fiscal 2002, an increase of 3.1%. Interest expense increased from $1.1 million in the nine months ended May 31, 2001, to $1.3 million in the corresponding period of Fiscal 2002, an increase of 10%. The increase in interest expense for the three and nine month periods ended May 31, 2002, was primarily attributable to increased borrowings. The increased borrowings were due to the acquisition of substantially all of the operating assets of United.

Other Expense (Income)--On October 16, 2001, TST received approximately $1 million in a United States class action lawsuit involving international and domestic manufacturers' alleged attempt to fix jumbo roll thermal facsimile paper prices in the United States. TST was not a named plaintiff and did not participate in the lawsuit. The plaintiff class settled the six year old suit with the defendants. The award is reported as other income in First Quarter 2002.

Income Taxes--- Income tax expense decreased from $306,000 for the three months ended May 31, 2001, to $299,000 in the third quarter of Fiscal 2002 due to a deferred tax benefit. Income tax expense increased from $487,000 for the nine months ended May 31, 2001, to $857,000 in the nine months ended May 31, 2002. The increase in income tax expense for the periods presented is a result of an increase in taxable income and due to the receipt of a taxable litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $11.0 million at May 31, 2002 from $10.5 million at August 31, 2001. This represented an increase of 4.7%.

In March 2002, TST amended its agreement with a commercial financial corporation for a two-year renewal of its revolving line of credit. The amended agreement also increases the line from $22 million to $25 million and the inventory sub-limit from $17.5 to $21 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company.

Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (5.0% at May 31, 2002), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2002, there was a $6.5 million borrowing capacity remaining under the $25 million revolving line of credit. The amended revolving credit line will mature in May 2004.

On April 19, 2002, we completed the purchase of substantially all of the assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. (collectively, "United"). The Company paid approximately $4.6 million in cash for United's operating assets and approximately $4.1 million for United's real property. The funding of this purchase was accomplished by renewing, extending, and increasing our revolving line of credit from $22 million to $25 million, with the increased line collateralized by the inventory acquired in this acquisition, obtaining a $1 million loan from another commercial financial institution secured by equipment, and pledging the plant facility acquired in the real estate transaction to a commercial financial corporation, which provided $3.2 million in funding of the real property $4.1 million purchase price.

We believe that the funds available under the loans encumbering our California, Illinois, Pennsylvania, Texas and West Virginia plants, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.


As of May 31, 2002, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" does not have a material impact on our financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, management implemented a program to reduce inventory. In the first nine months of Fiscal 2002, management has reduced inventory levels of TST. From August 31, 2001 to May 31, 2002 inventory levels were reduced $5 million. Management intends to continue reducing inventory levels through the fourth quarter of Fiscal 2002. However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain managements attempts at reducing inventory.

In recent years we have depended primarily on international vendors of raw materials. U.S. currency devaluation in Asia, South America and Europe, as well as increased demand for paper in Asia has created supply disruption and a tighter raw material market for the Company. The Company intends to shift its supply chain from international to domestic sources, which historically charge higher prices for raw materials. This shift could have a material adverse effect on the results of operation by making our finished goods pricing uncompetitive.

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

MARKET CONDITIONS

The primary products produced by United are continuous feed business forms and small rolls. Our acquisition of United did not change the percentage of business forms in our product mix from 69%, which is a reduction from the 75% mix after the acquisition of the Sky Division of Durango-Georgia Converting, LLC ("Sky") in April 2001. Management believes that the market for business forms, which is declining in 2002, will continue to decline in 2003.

Management has targeted these acquisitions to assume customer base that will eventually transition into our other product lines as the business forms format becomes obsolete.

September 11, 2001's impact on the economy has also impacted the net sales of TST; however, the exact impact on the results of operations is not ascertainable. Although net sales in the nine months ended May 31, 2002, as compared to the nine months ended May 31, 2001, increased 29.1%, the Company expected net sales to have been significantly higher due to the acquisition of United in March 2002 and reduction in the market place of competitors of the Company's products. Management believes that the slowed economy will continue to effect the fourth quarter 2002 results of operations.

If selling prices for products manufactured by us cannot increase in relation to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. If the market for finished goods decreases, then the adverse impact of the seasonal fluctuations on the Company will be greater.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

SUBSEQUENT EVENTS

On July 12, 2002, the Board of Directors unanimously voted to approve the engagement of Blackman Kallick Bartelstein, LLP as the independent public accountants for Impreso, Inc. for the August 31, 2002 audit.

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

We had both fixed-rate and variable-rate debts as of May 31, 2002. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at May 31, 2002, there was no material exposure to our financial position or results of operations.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K AND 8K/A

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K and 8-K/A

         On April 3, 2002, we filed a Current Report on Form 8-K, dated March 19, 2002, to report the acquisition of substantially all of the operating assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. (collectively "United"). After completion of the entire transaction, including the purchase of the plant facility on April 19, 2002, we paid approximately $8.7 million in cash. On June 3, 2002, we filed an amendment to the Current Report on Form 8-K/A, dated March 19, 2002, to include the financial statements of United, and certain pro forma financial data. The following exhibits were filed with the Form 8-K, as amended:

             Exhibit No.           Description of Exhibits
             -----------           -----------------------
             2.1                   Asset Purchase Agreement by and between TST/Impreso, Inc. and
                                   Bank of America, N.A. and consented to by United Computer
                                   Supplies, Inc., United Computer Supplies-East, Inc. and John R.
                                   Zimmerman (dated as of March 19, 2002)

             2.2                   Real Estate Purchase and Sale Agreement by and between United
                                   Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March
                                   15, 2002

             99.1                  Impreso, Inc. Press Release issued March 20, 2002 announcing the closing of the purchase

             99.2                  Audited financial statements of United Computer Supplies, Inc. and its subsidiaries listed in Item 7(a) of the Company's Form 8-K/A

             99.3                  Unaudited Pro Forma Financial Statements of Impreso, Inc. and
                                   Subsidiaries listed on Item 7 (b) of the 8-K/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned dhereuntodduly authorized.

Dated: July 15, 2002

                                              Impreso, Inc.
                                               (Registrant)

                                               /s/ Marshall Sorokwasz
                                              ---------------------------------
                                              Marshall Sorokwasz
                                              Chairman of the Board, Chief
                                              Executive Officer, President,
                                              and Director


                                               /s/ Susan Atkins
                                              ---------------------------------
                                              Susan Atkins
                                              Chief Financial Officer
                                              and Vice President