Form 10-Q/A
period 2002-05-31
IMPRESO INC
filed 2002-09-13
CIK 1108345

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

                         IMPRESO, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A

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

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   May 31,          August 31,
                                                                                    2002               2001
                                                                              ----------------    ----------------
                                                                                (Unaudited)
Current assets:
            Cash and cash equivalents                                         $        105,087    $        211,352
            Trade accounts receivable, net of allowance for doubtful
              accounts of $535,322 at May 31, 2002 and
              $342,780 at August 31, 2001                                           14,017,886          11,748,088
            Inventories                                                             31,743,817          38,459,817
            Prepaid expenses and other                                                 288,431             234,411
            Officers Loan                                                               35,437                  --
            Deferred income tax assets                                                 180,861             116,545
                                                                              ----------------    ----------------

                       Total current assets                                         46,371,519          50,770,213
                                                                              ----------------    ----------------

Property, plant and equipment, at cost                                              27,671,370          21,725,088
            Less-Accumulated depreciation                                          (11,410,388)        (10,511,892)
                                                                              ----------------    ----------------

                       Net property, plant and equipment                            16,260,982          11,213,196
                                                                              ----------------    ----------------

Other assets                                                                           246,492             219,188
                                                                              ----------------    ----------------

                       Total assets                                           $     62,878,993    $     62,202,597
                                                                              ================    ================



         The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      May 31,             August 31,
                                                                                        2002                 2001
                                                                                   ----------------    ----------------
                                                                                     (Unaudited)
Current liabilities:
           Accounts payable                                                        $     11,775,751    $     18,572,200
           Accrued liabilities                                                            2,450,884           1,942,241
           Current maturities of long-term debt                                             909,382           1,404,562
           Line of credit                                                                19,524,413          18,308,338
           Current maturities of prepetition debt                                             7,560               7,484
                                                                                   ----------------    ----------------

                      Total current liabilities                                          34,667,990          40,234,825

           Deferred income tax liability                                                    932,321             926,675
           Long-term debt, net of current maturities                                     10,856,352           6,083,279
           Long-term portion of prepetition debt, net of current maturities                 239,492             245,175
                                                                                   ----------------    ----------------

                      Total liabilities                                                  46,696,155          47,489,954

Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                                    --                  --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 shares issued and 5,278,780 shares outstanding                       52,928              52,928
              at May 31, 2002 and August 31, 2001
           Warrants                                                                          27,527                  --
           Treasury Stock (14,000 shares, at cost)                                          (38,892)            (38,892)
           Additional paid-in capital                                                     6,319,682           6,319,682
           Retained earnings                                                              9,821,593           8,378,925
                                                                                   ----------------    ----------------

                      Total stockholders' equity                                         16,182,838          14,712,643
                                                                                   ----------------    ----------------

                      Total liabilities and stockholders' equity                   $     62,878,993    $     62,202,597
                                                                                   ================    ================


         The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                  Three Months Ended                     Nine Months Ended
                                                               May 31,            May 31,            May 31,            May 31,
                                                                2002               2001               2002                2001
                                                           ---------------    ---------------    ---------------    ---------------
Net Sales                                                  $    33,025,115    $    23,120,706    $    84,768,869    $    65,660,360
Cost of sales                                                   29,335,644         20,068,465         75,650,867         57,863,470
                                                           ---------------    ---------------    ---------------    ---------------

                  Gross profit                                   3,689,471          3,052,241          9,118,002          7,796,890

Other costs and expenses:
                  Selling, general and administrative            2,474,356          1,943,928          6,695,957          5,581,522
                  Interest expense                                 431,980            410,107          1,263,052          1,139,976
                  Other expense (income), net                      (29,867)           (64,307)        (1,140,711)          (158,638)
                                                           ---------------    ---------------    ---------------    ---------------

                  Total other costs and expenses                 2,876,469          2,289,728          6,818,298          6,562,860

Income before income tax expense                                   813,002            762,513          2,299,704          1,234,030

Income tax expense:
                  Current                                          359,985            271,364            915,706            433,762
                  Deferred                                         (60,713)            34,668            (58,670)            53,803
                                                           ---------------    ---------------    ---------------    ---------------
                  Total Income Tax Expense                         299,272            306,032            857,036            487,565

Net income                                                 $       513,730    $       456,481    $     1,442,668    $       746,465
                                                           ===============    ===============    ===============    ===============

Net income per common share
  (basic and diluted)                                      $          0.10    $          0.09    $          0.27    $          0.14
                                                           ===============    ===============    ===============    ===============

Weighted average shares outstanding                              5,278,780          5,278,780          5,278,780          5,282,527



         The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                    ----------------------------------
                                                                        May 31,            May 31,
                                                                         2002               2001
                                                                    ---------------    ---------------
Cash Flows From Operating Activities
       Net income                                                   $     1,442,668    $       746,467
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                                   898,817            619,005
            (Decrease) Increase in deferred income taxes                    (58,670)            53,803
            (Increase) Decrease in accounts receivable, net              (2,269,798)         2,188,485
            Decrease (Increase) in inventories                            6,716,000         (6,935,992)
            Increase in prepaid expenses and other                          (89,457)          (151,424)
            Increase in other non current assets                            (27,304)          (213,439)
            (Decrease) Increase in accounts payable                      (6,796,449)         7,619,330
            Increase in accrued liabilities                                 508,643          1,171,912
                                                                    ---------------    ---------------

                  Net cash provided by operating activities                 324,450          5,098,147
                                                                    ---------------    ---------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                         (645,420)          (220,299)
       Sales of property, plant and equipment, net                              832              9,373
       Acquisition of United Assets, (Sky Assets)                        (5,302,015)       (12,840,231)
       Warrants Issued                                                       27,527                 --
                                                                    ---------------    ---------------

                  Net Cash used in investing activities                  (5,919,076)       (13,051,157)

Cash Flows From Financing Activities:
       Net borrowings on line of credit                                   1,216,075          4,955,067
       Payments on prepetition debt                                          (5,607)            (5,400)
       Net borrowing on postpetition debt                                 4,277,893          3,079,942
       Purchase of Treasury Stock                                                --            (38,892)
                                                                    ---------------    ---------------

                  Net cash used in financing activities                   5,488,361          7,990,717
                                                                    ---------------    ---------------

Net increase in cash and cash equivalents                                  (106,265)            37,706

Cash and cash equivalents, beginning of period                              211,352            149,527
                                                                    ---------------    ---------------

Cash and cash equivalents, end of period                            $       105,087    $       187,233
                                                                    ===============    ===============


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

2. ACQUISITION

On March 19, 2002 the Company acquired substantially all of the operating assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. (collectively "United") for approximately $4.5 million. On April 19, 2002, the manufacturing facility was purchased from United for $4.1 million. This acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired based on estimated fair values. The results of operations of the acquired company were included in the consolidated results of the Company as of the acquisition date. The estimated fair value of assets acquired and liabilities assumed relating to the acquisition, which is subject to further refinement, is summarized below.

The components of the purchase price and preliminary allocation are as follows:

Preliminary allocation of purchase price:
         Current assets                              $ 3,261,321
         Property, plant and equipment                 5,302,015
                                                     -----------
                                                       8,563,336

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

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                                              May 31,          August 31,
                                                               2002               2001
                                                          --------------    ---------------
                           Finished goods                 $   17,773,794    $    20,537,593
                           Raw materials                      12,890,730         17,405,968
                           Supplies                              947,414            464,679
                           Work-in-process                       131,879             51,577
                                                          --------------    ---------------

                                Total inventories         $   31,743,817    $    38,459,817
                                                          ==============    ===============

5. LONG -TERM DEBT AND LINE OF CREDIT

The following is a summary of long-term debt and line of credit:                          May 31,          August 31,
                                                                                            2002              2001
                                                                                        -----------       ------------
Line of Credit with a commercial financial corporation under revolving credit line (amended March 2002 to increase line from $22 million to $25 million and increase inventory sub-limit from $17.5 million to $21 million), maturing May
2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, interest payable monthly at prime plus .25% (5.0% at
May 31, 2002).                                                                           $   19,524,413    $ 18,308,338

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at May 31,
2002), maturing August 2008.                                                                  1,662,354       1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%),
maturing December 2009.                                                                         291,561         311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                              765,951         812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                                  227,598         243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                           503,068         638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                                2,152,218       2,213,667

Acquisition note payable, unsecured, payable in quarterly installments of
$15,000 (including interest at 8%), maturing April 2006.                                        255,000         285,000

Acquisition note payable, secured by equipment, payable in monthly installments of
$16,024, no interest, maturing May 2003.                                                        416,242         560,458

Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of $150,000, no interest,
matured November 2001.                                                                               --         750,000

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $22,827.80 (including a fixed
scheduled for interest, 7% at May 31, 2002), maturing March 2007.                             3,195,839             --

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857.14 (including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 5.26% at May 31,
2002), maturing
February 2009.                                                                                1,444,508              --

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a majority stockholder of the Company, payable in monthly installments of $1,461 (including
interest at 4%), maturing June 2023.                                                            247,051         252,659

Non-Compete Agreements payable to two former owners of acquired business, payable in total monthly installments of $16,666.67, no interest, maturing
February 2007                                                                                   851,396              --
                                                                                         --------------   -------------
Total                                                                                        31,537,199      26,048,838

    Less-Current maturities                                                                 (20,441,355)    (19,720,384)

Long-term debt                                                                           $   11,095,844   $   6,328,454


--------------------------------------------------------------------------------


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

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                              NINE MONTHS ENDED
                                                          May 31             May 31
                                                           2002               2001
                                                     ---------------   ---------------
Cash paid during the period for:
                              Interest               $     1,263,052   $     1,139,976
                              Income taxes           $       770,590   $       211,984
Noncash Investing Activities:
     Issuance of Warrant to Vendor                   $        27,527   $            --

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

Gross Profit--- Gross profit increased from $3.1 million in the three months ended May 31, 2001, to $3.7 million in the three months ended May 31, 2002, an increase of 20.9%. Gross profit increased from $7.8 million in the nine months ended May 31, 2001, to $9.1 million in the same period in 2002, an increase of $1.3 million or 16.9%. Gross profit margin for the Third Quarter and for nine months ended May 31, 2002 decreased to approximately 11.1% from 13.2% and 10.8% from 11.9%, respectively, from the corresponding periods of the prior year. The Company's decreased gross profit margin for the three and nine month periods ended May 31, 2002 was due to increased freight charges resulting from our consolidation of warehouses in the Third Quarter to eliminate duplication caused by the acquisition of United.

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

Interest Expense----Interest expense increased from $410,000 in the three months ended May 31, 2001, to $432,000 in the same period of Fiscal 2002, an increase of 5.3%. Interest expense increased from $1.1 million in the nine months ended May 31, 2001, to $1.3 million in the corresponding period of Fiscal 2002, an increase of 10.8%. The increase in interest expense for the three and nine month periods ended May 31, 2002, was primarily attributable to increased borrowings. The increased borrowings were due to the acquisition of substantially all of the operating assets of United.

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

Income Taxes--- Income tax expense decreased from $306,000 for the three months ended May 31, 2001, to $299,000 in the third quarter of Fiscal 2002 due to a deferred tax benefit. Income tax expense increased from $487,000 for the nine months ended May 31, 2001, to $857,000 in the nine months ended May 31, 2002. The increase in income tax expense for the periods presented is a result of an increase in taxable income and the receipt of a taxable litigation settlement as described in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $11.7 million at May 31, 2002 from $10.5 million at August 31, 2001. This represented an increase of 11.1%.

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

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q/A contain "forward-looking statements" about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

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

Dated: September 13, 2002

                                                  Impreso, Inc.
                                                  (Registrant)

                                                  /s/ Marshall Sorokwasz
                                                  ------------------------------
                                                  Marshall Sorokwasz
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President,
                                                  and Director


                                                  /s/ Susan Atkins
                                                  ------------------------------
                                                  Chief Financial Officer
                                                  and Vice President

                                INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION OF EXHIBITS
-----------       -----------------------
   99             Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.