Form 10-K
period 2002-08-31
IMPRESO INC
filed 2002-11-27
CIK 1108345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the fiscal year ended August 31, 2002
                                       OR
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ___________

                        Commission File Number 000-29883

                                   ----------

                                  IMPRESO, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

          Securities registered pursuant to Section 12(g) of the Act:

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 12, 2002, based upon the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was approximately $3,149,950.

There were 5,278,780 shares of the registrant's Common Stock outstanding as of November 12, 2002.

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

The primary operating company, TST, was founded in 1976. TST operates in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. Approximately 98% of TST's total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. On March 19, 2002, TST purchased substantially all of the operating assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. ("United"). On April 18, 2002, TST closed the real estate transaction of United's Itasca, Illinois manufacturing facility. TST's occupation of United's leased manufacturing facility in Elk Grove, Illinois increased the number of the Company's plants to six. Through its six manufacturing facilities and 54 public warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO(R) label, generic labels and private labels. In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation ("IBM") for the manufacture and distribution of a selected line of paper products. In 1999, this agreement was extended and new products were added.

In February 2002, TST entered into a trademark licensing agreement with Binney & Smith Properties, Inc. ("Binney"), owner of the Crayola trademark. The agreement provides for TST to manufacture and distribute a select line of Crayola(R) imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico.

The hard copy imaging business is a very competitive industry. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry's customers, products and channels of distribution. TST has strategically located its distribution points so that it can deliver its products to customers in most major cities in the United States within 24 hours. TST has approximately 4,000 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

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

o Two sided Glossy Coated Ink Jet Paper. Gloss coated on both sides for brilliant, high-contrast color images with photographic detail.

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

PRODUCTS INTRODUCED BY TST IN FISCAL 2002

o Custom Printed Point of Sale/Add Rolls (Company logo, return policy, etc.).

o Crayola Brand "Print & Color" Specialty Fun Papers: Includes Crayola T-Shirt Transfers, Crayola Greeting Cards with Envelopes, Crayola Glossy Photo Paper, Crayola Classic Colors, Crayola Assorted Brights and Pastels, Crayola Cling Art, Crayola Stardust Magnets and Stickers, Crayola Stardust Paper and Crayola Repositional Stickers.

TST'S TRADEMARK LICENSE

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. In March 1999, TST extended the agreement with IBM from a four-year contract with two one-year automatic renewals, to a six-year contract with two one-year automatic renewals. The amended agreement also expanded the list of authorized products. In October 2002, the agreement was amended again to exclude the sales of point of sale add rolls to three accounts. TST began shipping IBM branded products in fiscal 1998. Substantially all of the products manufactured by TST are also marketed under the IBM Brand Paper Program. TST has been actively soliciting distributors, dealers and retail accounts into the IBM program and has established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from us as a direct result of their participation in the IBM Brand Paper Program.

In February 2002, TST entered into a trademark licensing agreement with Binney, owner of the Crayola Trademark. The agreement provides for TST to manufacture and distribute a select line of Crayola(R) imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico. TST began shipping Crayola branded products in March 2002. The addition of the Crayola brand has helped the Company diversify its position in the retail segment through mass merchant and food and drug store channels by attracting new end-users such as teachers, children and parents. Management believes that brand name identification is an effective tool for penetration of the paper industry's market and maintenance of profit margins.

TST'S MARKETING AND DISTRIBUTION

TST markets its products to approximately 4,000 customers through its own sales force and established manufacturers' representatives. TST's targeted customers are business consumable and office machine dealers and large and medium size mass merchants, including computer and office superstores. We are continually seeking to diversify our customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels. In Fiscal 2002, we began supplying engineering rolls and wide format inkjet products through new channels of distribution, reprographic houses and architectural supply companies.

TST has 60 distribution points (54 public warehouses and six manufacturing locations), which enable it to deliver products to most major cities in the United States within 24 hours. TST's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

TST sells to the following types of customers:

o Business Forms Dealers - Businesses that primarily buy and resell various types of business forms. Examples include Standard Forms, American Business Forms and Better Business Forms.

o Wholesale Stationers - Businesses that supply a large variety of office products to office product dealers. Wholesale stationers generally do not sell directly to the end user. Examples include United Stationers, SP Richards, and Daisytek.

o Office Products Dealers - Businesses that generally purchase a majority of their products from wholesale stationers, but often negotiate directly with manufacturers. Examples include Navrat's Office Products and Crest Office Supply.

o Paper Merchants - Businesses that sell all types of papers to printers and dealers and directly to end users. Examples include Unisource, Xpedx and Ris Paper.

o Consumer Electronics Stores - Businesses that sell retail to the end user in a broad spectrum electronics environment. Examples include Frye's, Best Buy and CompUSA.

o Mass Merchants - Discount department stores with retail sections that sell computer, copier and facsimile related supplies. Examples include Kmart and Army and Air Force Exchange Service.

o Grocery and Drug Store Chains - Businesses that sell computer consumables as a convenience to its customer and secondary sale to its primary target product. Examples include Walgreen's, Kroger and Rite-Aid.

o Wholesale Clubs/Office Superstores - Businesses that sell large quantities of inventory at or near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services and support to the extent that wholesale stationers provide their customers. Examples include Staples, Costco and BJ's.

o Buying Groups - Groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers. Examples include Independent Stationers and Association of Independent Printing Paper Merchants.

o Computer Aided Design (CAD) Supply Dealers - Dealers that typically sell wide format supplies and papers to architects and engineers. Examples include CAD Supply Specialty and IMPACO.

o Contract Stationers - Companies that offer a complete catalog of office and business supplies generally to large corporations. In many cases, various types of products are bundled and sold under contract. Examples include Corporate Express, Boise Cascade Office Products and Staples.

o Cash Register Dealers - Dealers that sell cash register systems and point of sale supplies to businesses such as restaurants and retail vendors. Examples include Impact Paper, USA Paper and Columbia Paper & Ribbon.

Although TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. Two customers, Staples, Inc. ("Staples") and Xpedx, each accounted for more than 10% of TST's sales in the years ended August 31, 2002, 2001 and 2000. There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on Staples, Xpedx, or other significant customers. The loss of Staples, Xpedx or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, management implemented a program to reduce inventory. From August 31, 2001 to August 31, 2002, TST reduced its inventory levels by $4.35 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United. Although Inventories rose in September and October 2002, management intends to continue reducing inventory levels through the fiscal year ending August 31, 2003 ("Fiscal 2003"). However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain management's attempts at reducing inventory.

In recent years we have depended primarily on international vendors of raw materials. One of the largest vendors from Asia has suffered a financial crisis and this has created supply disruption and a tighter raw material market for the Company. The Company in recent months has shifted its supply chain from international to domestic sources, which historically charge higher prices for raw materials. This shift could have a material adverse effect on the results of operation by making our finished goods pricing uncompetitive.

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

MARKET CONDITIONS OF TST

The primary products produced by United are continuous feed business forms and small rolls. Our acquisition of United did not change the percentage of business forms in our product mix from 67%. Management believes that the market for business forms, which declined in 2002, will continue to decline in 2003.

Management has targeted these acquisitions to assume customer base that we will attempt to transition into our other product lines as the business forms format continues to decline.

September 11, 2001's impact on the economy also impacted the net sales of TST; however, the exact impact on the results of operations is not ascertainable. Although net sales in Fiscal 2002, as compared to Fiscal 2001, increased approximately 28%, the Company expected net sales to have been significantly higher due to the acquisition of United in March 2002 and reduction in the market place of competing distributors of the Company's products. Management believes that the slowed economy will continue to effect the Fiscal 2003 results of operations.

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

TST'S BACKLOG

The dollar value of TST's order backlog as of August 31, 2002 and 2001, was approximately $3.7 million and $2.9 million, respectively. TST's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to TST's increased net sales.

TST'S COMPETITION

TST competes with a number of other business organizations within the paper industry, some of which have substantially greater financial, human and other resources. TST currently competes principally with manufacturers that distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than TST, to sell direct and to dealers. In some cases, this has led to TST's customers reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions for TST, because certain of TST's suppliers have subsidiaries that compete with TST and these suppliers generally support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment in order to convert the evolving types of business consumables required by the advancement of technology, to expand facilities to house the increasing number of types of products available and for just-in-time inventory purchasing practices of customers.

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

Over the past 10 years, the number of national producers of stock computer forms has decreased from 19 to two through consolidation and business closures. Continuing consolidation within the paper industry of regional suppliers is creating opportunities for TST to expand its customer base and increase its market share. The acquisition of United in Fiscal 2002 resulted in a substantial number of new customers which were captured without compromise to the Company's profit margins or substantial increases in selling, general and administrative expenses as a percentage of net sales.

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

TST also has a trademark registration in the United States for "Lazer Cut Sheets(R)" and "Lazer Bond(R)", effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that TST manufactures.

The United States service mark registration obtained on Hotsheet, our subsidiary's proprietary Internet portal, is effective until January 2008. The European Community Trademark registration for Hotsheet.com is effective until February 2010. The United States service mark registration for Shopsheet(R), a subportal of Hotsheet.com, is effective until February 2010.

The acquisition of United's assets in March 2002 included one United States trademark: Computer Paper, Computer Paper, which registration is effective until December 2003.

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

EMPLOYEES

We had 311 full-time employees at August 31, 2002 of whom approximately 69% are engaged in manufacturing TST's products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work.

ITEM 2. PROPERTIES

TST operates six manufacturing plants encompassing an aggregate of approximately 419,067 square feet of space. The Coppell, Texas, facility, where our executive offices are located, is approximately 75,000 square feet. TST owns five of its manufacturing plants, which are located in Coppell, Texas; Kearneysville, West Virginia; Fontana, California; Greencastle, Pennsylvania; and Itasca, Illinois. The facilities in Fontana, California, are encumbered by a mortgage maturing in 2008. The Coppell and Greencastle plants are encumbered by mortgages maturing in 2011. The West Virginia property is encumbered by mortgages maturing in 2023. The Itasca, Illinois facility's mortgage matures in April 2012. TST maintains a manufacturing facility in Elk Grove, Illinois; a warehouse space in Dallas, Texas; and a regional sales office in Reading, Pennsylvania under month to month leases. TST also has a regional sales office in Huntington, New York, under a lease which expires in May 2003. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $998,409 in Fiscal 2002 and $656,711 in Fiscal 2001. Costs incurred for the 54 public warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $1.7 million for Fiscal 2002.

Our Hotsheet operation is currently operating from our headquarters at the Coppell , Texas facility and through its internet service providers located in Dallas, Texas and Providence, Rhode Island.

We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2002, TST was operating at approximately 70% capacity for all of the products it manufactures, which will allow it to increase production to meet increased demand, if any, with no immediate capital investment.

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas - Dallas Division. Simultaneously with the initiation of the lawsuit, TST requested that its disputes with the vendor be submitted to arbitration through the American Arbitration Association's Dallas, Texas office. TST's general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor's late delivery of paper products, the vendor's delivery of defective product, and the vendor's failure to properly credit TST's accounts based upon these and other alleged breaches. The vendor responded to TST's demand for arbitration by generally denying TST's claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST's alleged interference with the vendor's relationship with its lender. No date has yet been set for arbitration or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

From September 1, 2000 to May 24, 2001, our stock was reported on the Nasdaq National Market ("NNM") under the symbol ZCOM. On May 25, 2001, our common stock began trading on the Nasdaq SmallCap Market ("NSCM") under the symbol ZCOM. The high and low closing prices for the common stock, as reported on the NNM and NSCM in the respective time frames, are as follows:


                                                              Price Range
                                                          ------------------------
                                                            High            Low
                                                          --------        --------
      2002 Fiscal Year

First Quarter (Sept. - Nov. )                             $  2.490        $  1.120
Second Quarter (Dec. - Feb.)                                 4.350           2.300
Third Quarter (Mar. - May)                                   3.350           2.500
Fourth Quarter (June - Aug.)                                 3.200           1.820

      2001 Fiscal Year

First Quarter (Sept. - Nov. )                             $  3.969        $  2.125
Second Quarter (Dec. - Feb.)                                 3.313           1.750
Third Quarter (Mar. - May)                                   2.313           1.600
Fourth Quarter (June - Aug.)                                 2.090           1.600

On November 12, 2002, the closing price for the common stock on the NSCM was $
2.05 and the common stock was held by approximately 750 stockholders of record, including holdings through nominee or street name accounts with brokers.

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends to our stockholders in the foreseeable future. Any such dividends will be declared in compliance with the restrictive covenants of our subsidiary's lender that no cash dividends paid during any one calendar year shall exceed current year's net profit. We also intend to reinvest earnings, if any, in the development and expansion of our businesses. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and our financial position, general economic conditions and other pertinent factors.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our selected financial data as of and for the five years ended August 31, 2002 ("Fiscal 2002"). The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere in this document.

                           SELECTED FINANCIAL DATA(a)
                             Years Ended August 31,

                                          1998              1999             2000             2001             2002
                                      ------------      ------------     ------------     ------------     ------------
Operations Data:

Net Sales                             $ 52,202,834      $ 61,506,207     $ 74,117,661     $ 96,208,411     $123,065,514
Net Income (loss)                       (1,084,509)          774,352          931,317        1,246,945        1,676,442
                                      ------------      ------------     ------------     ------------     ------------


Earnings (loss) per common share:

Net Income (loss)                            (0.20)             0.15             0.18              .24              .32
                                      ------------      ------------     ------------     ------------     ------------

Consolidated
   Balance Sheet Data:

Total assets                            23,519,946        33,084,378       39,383,548       62,202,597       66,971,864

Long-term debt
   (excluding current maturities)        2,697,512         2,629,272        3,782,079        6,328,454       10,609,790
Stockholders' Equity                  $ 11,798,921      $ 12,573,273     $ 13,504,590     $ 14,712,643     $ 16,416,612
                                      ------------      ------------     ------------     ------------     ------------

       (a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2002, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2001

Net Sales--- Net sales increased from $96.2 million in Fiscal 2001 to $123.1 million in Fiscal 2002, an increase of $26.9 million or 27.9%, due primarily to the acquisition of United and fewer competitors in the marketplace.

Gross Profit--- Gross profit increased from $11.5 million in Fiscal 2001 to $12.6 million in Fiscal 2002, an increase of $1.2 million or 10.1%. Our gross profit percentage decreased from 11.9% for Fiscal 2001 to 10.3% for Fiscal 2002. The gross profit percentage decrease was primarily the result of increased fixed costs from the acquisition of United and higher transportation costs.

Selling, General and Administrative Expenses--- SG&A expenses for Fiscal 2002 were $9.3 million, or 7.6% of net sales, as compared to $7.9 million, or 8.2% of net sales for Fiscal 2001. SG&A decreased as a percentage of net sales in Fiscal 2002, due to our acquisition of United's customers, elimination of duplicate marketing personnel and leveraging existing fixed costs.

Interest Expense--- Interest expense increased from $1.6 million for Fiscal 2001 to $1.7 million for Fiscal 2002, an increase of $112,000 or 6.9%. This increase is attributable to increased financing of plants and equipment.

Income Taxes--- Income tax expense was $777,000 for Fiscal 2001, as compared to $1.1 million for Fiscal 2002. The increase in tax expense resulted primarily from increased profits for Fiscal 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2001, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2000

Net Sales--- Net sales increased from $74.1 million in Fiscal 2000 to $96.2 in Fiscal 2001, an increase of $22.1 million or 29.8%, due to the acquisition of the Sky Division of Durango-Georgia Converting, LLC and fewer competitors in the marketplace.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents remained relatively constant at $211,000 at August 31, 2001, and $203,000 at August 31, 2002.

Borrowings under TST's line of credit decreased from $18.3 million at August 31, 2001 to $17.9 million at August 31, 2002, a decrease of $447,000, or 2.4%. The decreased borrowing primarily resulted from TST's decreasing its raw material inventory.

Working capital increased to $11.3 million at August 31, 2002, from $10.5 million at August 31, 2001, an increase of $800,000 or 7.6%. This increase is primarily attributable to a decrease in TST's Accounts Payable of $1.4 million, and a decrease in borrowings under its line of credit of $447,000.

In April 2002, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The new agreement increases the line from $22 million to $25 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (5.0% at August 31, 2002), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 2002, there was a $8.6 million borrowing capacity remaining under the $25 million revolving line of credit. The revolving credit line will mature in May 2004.

On April 18, 2002, TST entered into a loan agreement with a commercial financial corporation to fund the purchase of the Itasca facility. The mortgage on this property is approximately $3.2 million, maturing in 2012.

We believe that the funds available under the loans encumbering our California, Texas, Pennsylvania, Illinois and West Virginia plants, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of August 31, 2002, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" did not have a material impact on our financial position or results operations.

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

We had both fixed-rate and variable-rate debts as of August 31, 2002. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. See Note 2 to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2002, there was no material exposure to our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              Index to Consolidated Financial Statements                                         F-1

              Report of Independent Public Accountants                                           F-2

              Consolidated Balance Sheets as of August 31, 2002 and 2001                         F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 2002, 2001 and 2000                                               F-5


              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 2002, 2001 and 2000                             F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 2002, 2001 and 2000                                           F-7

              Notes to Consolidated Financial Statements                                     F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Items 10 through 13 of Part III is incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on January 28, 2003 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graph, included in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) Current Reports on Form 8-K

On July 19, 2002, we filed a Current Report on Form 8-K, dated July 12, 2002, to report a change in accountants from Arthur Andersen LLP to Blackman Kallick Bartelstein LLP.

                                INDEX TO EXHIBITS

Exhibit No.    Description of Exhibits
-----------    -----------------------
2.1            Plan and Agreement of Merger, dated as of December 1, 1999, among
               TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp.
               (incorporated by reference to Appendix A of the Company's
               Registration Statement on Form S-4, No. 333-92381)

2.2(a)         Asset Purchase Agreement by and between TST/Impreso, Inc. and
               Durango Georgia Converting LLC dated as of April 5, 2001
               (incorporated by reference to Exhibit 2.1 of the Company's
               Quarterly Report on Form 10-Q, for the quarter ended May 31,
               2001)

2.2(b)         Asset Purchase Agreement by and between TST/Impreso, Inc. and
               Bank of America, N.A. and consented to by United Computer
               Supplies, Inc., United Computer Supplies-East, Inc. and John R.
               Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)         Real Estate Purchase and Sale Agreement by and between United
               Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March
               15, 2002 (incorporated by reference to Exhibit 2.21 of the Company's Quarterly Report on Form 10-Q, for the quarter ended
               May 31, 2002)

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

10(c)          IBM Brand Paper Trademark Licensing Agreement, effective as of
               April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso,
               Inc. and International Business Machines Corporation
               (incorporated by reference to Exhibit 10(c) of the Company's
               Quarterly Report on Form 10-Q/A, dated July 15, 1997)
               [Confidential treatment has been granted for certain portions of this Exhibit]

Exhibit No.    Description of Exhibits
-----------    -----------------------
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

10(e) Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith
               Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company's amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

21             Subsidiaries of the Registrant

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
              Report of Independent Public Accountants                                  F-2

              Consolidated Balance Sheets as of August 31, 2002
              and 2001                                                                  F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 2002, 2001 and 2000                                      F-5

              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 2002, 2001 and 2000                        F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 2002, 2001 and 2000                                      F-7

              Notes to Consolidated Financial Statements                                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheet of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of August 31, 2001 and 2000 were audited by other auditors whose report dated October 19, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Impreso, Inc. and subsidiaries as of August 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Blackman Kallick Bartelstein, LLP
Chicago, Illinois
October 18, 2002

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   August 31,         August 31,
                                                                                      2002              2001
                                                                                  ------------      ------------
Current assets:
            Cash and cash equivalents                                             $    202,809      $    211,352
            Trade accounts receivable, net of allowance for doubtful accounts
              of $515,010 at August 31, 2002 and $342,780 at August 31, 2001        15,863,549        11,748,088
            Inventories                                                             34,111,015        38,459,817
            Prepaid expenses and other                                                 226,065           234,411
            Deferred income tax assets                                                 513,950           116,545
                                                                                  ------------      ------------
                        Total current assets                                        50,917,388        50,770,213
                                                                                  ------------      ------------
Property, plant and equipment, at cost                                              27,712,994        21,725,088
            Less--Accumulated depreciation                                         (11,773,895)      (10,511,892)
                                                                                  ------------      ------------
                        Net property, plant and equipment                           15,939,099        11,213,196
                                                                                  ------------      ------------
Other assets                                                                           115,377           219,188
                                                                                  ------------      ------------
                        Total assets                                              $ 66,971,864      $ 62,202,597
                                                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPRESO, INC. AND SUBSIDIARIES

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  August 31,        August 31,
                                                                                     2002              2001
                                                                                 ------------      ------------
Current liabilities:
            Accounts payable                                                     $ 16,301,801      $ 18,572,200
            Accrued liabilities                                                     3,702,838         1,942,241
            Current maturities of long-term debt                                    1,122,614         1,404,562
            Line of credit                                                         17,861,824        18,308,338
            Current maturities of prepetition debt                                      7,784             7,484
                                                                                 ------------      ------------
                       Total current liabilities                                   38,996,861        40,234,825

            Deferred income tax liability                                             948,601           926,675
            Long-term debt, net of current maturities                              10,372,474         6,083,279
            Long-term portion of prepetition debt, net of current maturities          237,316           245,175
                                                                                 ------------      ------------
                       Total liabilities                                           50,555,252        47,489,954
                                                                                 ------------      ------------

Stockholders' equity:
            Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                              --                --
            Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 issued and 5,278,780 outstanding                               52,928            52,928
            Treasury Stock (14,000 shares, at cost)                                   (38,892)          (38,892)
            Additional paid-in capital                                              6,347,209         6,319,682
            Retained earnings                                                      10,055,367         8,378,925
                                                                                 ------------      ------------
                       Total stockholders' equity                                  16,416,612        14,712,643
                                                                                 ------------      ------------
                       Total liabilities and stockholders' equity                $ 66,971,864      $ 62,202,597
                                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended August 31,
                                                        2002               2001               2000
                                                    -------------      -------------      -------------
Net sales                                           $ 123,065,514      $  96,208,411      $  74,117,661
Cost of sales                                         110,447,664         84,752,004         64,624,852
                                                    -------------      -------------      -------------
                 Gross profit                          12,617,850         11,456,407          9,492,809
                                                    -------------      -------------      -------------
Other expenses and income:
          Selling, general and administrative           9,332,038          7,872,633          6,837,737
          Interest expense                              1,744,774          1,632,581          1,304,369
          Litigation Settlement                        (1,005,452)                --                 --
          Other income, net                              (183,348)           (72,259)          (137,791)
                                                    -------------      -------------      -------------
                 Total other expense and income         9,888,012          9,432,955          8,004,315
                                                    -------------      -------------      -------------
Income before income tax expense                        2,729,838          2,023,452          1,488,494
                                                    -------------      -------------      -------------
Income tax expense:
          Current                                       1,428,875            725,560            534,273
          Deferred                                       (375,479)            50,947             22,904
                                                    -------------      -------------      -------------
                 Total income tax expense               1,053,396            776,507            557,177
                                                    -------------      -------------      -------------
Net income                                          $   1,676,442      $   1,246,945      $     931,317
                                                    =============      =============      =============
Net income per share (basic and diluted)            $        0.32      $        0.24      $        0.18
                                                    =============      =============      =============
Weighted average shares outstanding                     5,278,780          5,281,583          5,292,780
                                                    =============      =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Common Stock           Additional
                                      $.01 Par Value            Paid-In                    Retained      Treasury
                                 Shares           Amount        Capital      Warrants      Earnings        Stock         Total
                               -----------      -----------   -----------   -----------   -----------   -----------   -----------
Balance, August 31, 1999         5,292,780      $    52,928   $ 6,319,572   $       110   $ 6,200,663   $        --   $12,529,273
   Net Income                           --               --            --            --       931,317            --       931,317
                               -----------      -----------   -----------   -----------   -----------   -----------   -----------

Balance, August 31, 2000         5,292,780           52,928     6,319,572           110     7,131,980            --    13,504,590
    Expired Warrants                    --               --           110          (110)           --            --            --
   Purchased Treasury Stk                                                                                   (38,892)      (38,892)
   Net Income                           --               --            --            --     1,246,945            --     1,246,945
                               -----------      -----------   -----------   -----------   -----------   -----------   -----------

Balance, August 31, 2001         5,292,780           52,928     6,319,682            --     8,378,925       (38,892)   14,712,643
   Other                                --               --        27,527            --            --            --        27,527
   Net Income                           --               --            --            --     1,676,442            --     1,676,442
                               -----------      -----------   -----------   -----------   -----------   -----------   -----------


Balance, August 31, 2002         5,292,780      $    52,928   $ 6,347,209   $        --   $10,055,367   $   (38,892)  $16,416,612
                               ===========      ===========   ===========   ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended August 31,
                                                                        2002              2001              2000
                                                                    ------------      ------------      ------------
Cash Flows From Operating Activities:
      Net income                                                    $  1,676,442      $  1,246,945      $    931,317
      Adjustments to reconcile net income to net
      cash used in operating activities-
         Depreciation and amortization                                 1,262,003           873,976           688,698
         Provision for Losses of Receivables                             258,100           174,149            38,234
         Provision for Losses of Inventory                               430,651           363,064                --
         Loss (Gain) on sale of property, plant and equipment                 --            20,062           (17,019)
         (Decrease) increase in Deferred income taxes                   (375,479)           50,947            22,904
         (Increase) Decrease in trade accounts receivable, net        (4,373,561)        1,073,309        (2,656,348)
         Decrease in income tax receivable                                    --                --           478,909
         Decrease (increase) in inventory                              6,933,246        (8,555,387)       (2,431,848)
         Decrease (increase) in prepaid expenses and other               112,157            54,210           (29,745)
         (Decrease) increase in accounts payable                      (2,270,399)       10,407,363        (2,430,131)
         Increase (Decrease) in accrued liabilities                    1,788,124          (762,450)          306,090
                                                                    ------------      ------------      ------------

            Net cash provided by (used in) operating activities        5,441,284         4,946,188        (5,098,939)

Cash Flows From Investing Activities:
      Additions to property, plant and equipment                      (1,540,505)       (1,200,101)       (2,296,553)
      Proceeds from sale of property, plant and equipment                     --            14,742            66,400
      Acquisition of United, Sky Assets                               (3,377,496)      (12,357,031)               --
                                                                    ------------      ------------      ------------

            Net cash used in investing activities                     (4,918,001)      (13,542,390)       (2,230,153)

Cash Flows From Financing Activities:
      Net (payments) borrowing on line of credit                        (446,514)        5,838,948         6,111,603
      Principal payments on prepetition debt                              (7,559)           (7,262)         (660,097)
      Principal payments on post-petition debt                        (1,577,753)        2,865,233         2,004,484
      Purchase of Treasury Stock                                              --           (38,892)               --
      Proceeds from Issuance of Long-Term Debt                         1,500,000                --                --
                                                                    ------------      ------------      ------------

            Net cash (used in) provided by financing activities         (531,826)        8,658,027         7,455,990
                                                                    ------------      ------------      ------------

Net (decrease) Increase in cash and cash equivalents                      (8,543)           61,825           126,898

Cash and cash equivalents, beginning of year                             211,352           149,527            22,629
                                                                    ------------      ------------      ------------

Cash and cash equivalents, end of year                              $    202,809      $    211,352      $    149,527
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

One TST customer accounted for approximate 20%, 28% and 28% of gross sales, and 16%, 26% and 32% of accounts receivable as of, or for the years ended August 31, 2002, 2001 and 2000, respectively. Another customer represented approximately 11%, 11% and 11% of gross sales and 9%, 13% and 8% of accounts receivable as of, or for the years ended August 31, 2002, 2001 and 2000, respectively.

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

Revenue Recognition

TST's sales are recorded when products are shipped to customers. Hotsheet.com, Inc. generates its revenue through advertising revenues and commissions earned. It is recognized upon receipt.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $1.1 million, $1.2 million and $874,000 for the years ended August 31, 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Other Income, Net

Other income, net, consists primarily of interest income and due to its insignificance, net income from Hotsheet.com.

Litigation Settlement

In a United States class action lawsuit involving international and domestic manufacturers' attempt to fix jumbo roll thermal facsimile paper prices in the United States, Impreso, Inc. was awarded over $1 million in November 2001. The plaintiff class settled with the defendants for over $16 million. Impreso, Inc. did not participate in the ongoing litigation, but was awarded over $1 million as its share of the settlement by the courts. The award was reported as other income in the first quarter of the Fiscal 2002.

Cash Flow Information

Cash paid for interest during fiscal years 2002, 2001 and 2000 was $1.7 million, $1.6 million and $1.3 million, respectively.

                         IMPRESO, INC. AND SUBSIDIARIES

Cash paid for income taxes during fiscal years 2002, 2001 and 2000 was $1,224,802, $677,650 and $495,477, respectively.

Net Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding. Common share equivalents have not been included in the computation of diluted net income per share to the extent that they are anti-dilutive. Excluded from the computation of diluted net income per share are options to purchase 379,400, 379,400 and 266,900 shares of common stock as of August 31, 2002, 2001 and 2000, respectively. These options were excluded because the option exercise price was greater than the average market price of the common stock. Dilutive common share equivalents did not have a material effect on the income per share calculation.

Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures About Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt - the carrying amount approximates fair value.

New Financial Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for consolidated financial statements issued for financial years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on the Company's financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. INVENTORIES:

Inventories consisted of the following:

                                               August 31,
                                     ------------------------------
                                         2002              2001
                                     ------------      ------------
Finished goods                       $ 19,059,199      $ 20,900,657
Raw materials                          14,684,869        17,405,968
Supplies                                1,011,967           464,679
Work-in-process                           108,695            51,577
Allowance for obsolete inventory         (753,715)         (363,064)
                                     ------------      ------------
Total                                $ 34,111,015      $ 38,459,817
                                     ============      ============

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                            August 31,
                                                ------------------------------
                                                    2002              2001
                                                ------------      ------------
Buildings and equipment                         $ 25,491,412      $ 19,566,436
Furniture, fixtures and other                      2,221,582         2,158,652
                                                ------------      ------------
                                                  27,712,994        21,725,088
Less--Accumulated depreciation                   (11,773,895)      (10,511,892)
                                                ------------      ------------
Net property, plant and equipment equipment     $ 15,939,099      $ 11,213,196
                                                ============      ============

5. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:                        August 31,        August 31,
                                                                                           2002              2001
                                                                                       ------------      ------------
Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly at prime
plus .25% (5% at August 31, 2002).                                                     $ 17,861,824      $ 18,308,338

                         IMPRESO, INC. AND SUBSIDIARIES

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at
August 31, 2002), maturing August 2008.                                                   1,657,436         1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009.                                                             284,546           311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                          749,987           812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                              222,213           243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                       449,858           638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                            2,130,905         2,213,667

Acquisition note payable, unsecured, payable in quarterly installments of $15,000
(including interest at 8%), maturing April 2006.                                            225,000           285,000

Acquisition note payable, secured by equipment, payable in monthly installments of
$16,024, no interest, maturing May 2003.                                                    368,169           560,458

Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of $150,000, no interest,
matured November 2001.                                                                           --           750,000

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed
scheduled for interest, 7.0% at August 31, 2002), maturing March 2007.                    3,184,468                --

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 5.24% at August 31,
2002), maturing February 2009.                                                            1,410,714                --

                         IMPRESO, INC. AND SUBSIDIARIES

Acquisition notes payable, unsecured, payable in monthly installments of 16,666,
maturing February 2007.                                                                    811,792                --

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461
(including interest at 4%), maturing June 2023.
                                                                                            245,100           252,659
                                                                                       ------------      ------------
Total                                                                                    29,602,012        26,048,838

    Less Current Maturities                                                             (18,992,222)      (19,720,384)
                                                                                       ------------      ------------
Long-Term Debt                                                                         $ 10,609,790      $  6,328,454
                                                                                       ============      ============

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $8.6 million as of August 31, 2002.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of August 31, 2002, the Company was in compliance with all covenants. Future maturities of long-term debt and under the line of credit at August 31, 2002, are as follows:

2003                           $   18,992,222
2004                                1,125,019
2005                                  879,704
2006                                  842,477
2007                                  719,873
Thereafter                     $    7,042,717
                               --------------
                               $   29,602,012
                               ==============

6. ACQUISITION:

On April 26, 2001, the Company, through its main operating subsidiary TST/Impreso, Inc., acquired substantially all of the assets of the Sky Division of Durango Georgia Converting LLC, a forms manufacturer, for an aggregate acquisition cost of $13.3 million. The acquisition cost consists of

                         IMPRESO, INC. AND SUBSIDIARIES

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

                                               Twelve Months Ended
                                                    August 31,
                                           ----------------------------
                                                2001           2000
                                           -------------   ------------
Net Sales                                  $ 125,126,000   $114,970,000
Net Income                                     1,025,000         93,000
Net Income per share - Basic and Diluted   $         .19   $        .02
                                           -------------   ------------

In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired       $ 15,400,000
Net cash paid and notes issued        13,300,000
                                    ------------
Liabilities assumed                 $  2,100,000
                                    ============

On March 19, 2002, the Company, through its main operating subsidiary TST/Impreso, Inc., acquired substantially all of the operating assets of the United Computer Supplies, Inc. and United Computer Supplies-East, Inc., a forms manufacturer, for an aggregate acquisition cost of $4.5 million. The acquisition cost consists of $3.6 million paid in cash and $900,000 notes payable to sellers. The acquisition was accounted for under the purchase method. Based on current estimates, there was no excess consideration paid over the estimated fair value of tangible net assets acquired. The Company's consolidated financial statements have incorporated United's operating results from the effective date of the acquisition (March 19, 2002). The following unaudited pro forma financial information combines the results of operations of the Company and United as if the acquisition had taken place as of September 1, 2000. These results are not intended to be a projection of future results.

                                                         Twelve Months Ended
                                                              August 31,
                                                ---------------------------------------
                                                    2002                       2001
                                                ------------              -------------
Net Sales                                       $141,151,266              $ 129,829,170
Net Income                                           457,332                 (1,633,813)
Net Income per share - Basic and Diluted        $        .09              $        (.31)

In addition, on April 19, 2002, the manufacturing facility was purchased for $4.1 million.

7. TST'S EQUIPMENT LEASE AGREEMENTS:

TST is obligated under various operating leases for equipment, which expire at various dates through 2005. Rental expenses under these operating leases were $211,581, $367,697 and $295,098 for the years ended August 31, 2002, 2001 and
2000, respectively. Future annual minimum lease payments as of August 31, 2002, are as follows:

2003                              $  192,932
2004                                  35,610
2005                                   9,686
                                  ----------
                                  $  238,228
                                  ==========

                         IMPRESO, INC. AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES:

Legal-

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas - Dallas Division. Simultaneously with the initiation of the lawsuit, TST requested that its disputes with the vendor be submitted to arbitration through the American Arbitration Association's Dallas, Texas office. TST's general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor's late delivery of paper products, the vendor's delivery of defective product, and the vendor's failure to properly credit TST's accounts based upon these and other alleged breaches. The vendor responded to TST's demand for arbitration by generally denying TST's claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST's alleged interference with the vendor's relationship with its lender. No date has yet been set for arbitration or litigation.

TST's Significant Contracts-

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation ("IBM") to manufacture and distribute certain selected products carrying the IBM logo. In March 1999, the Company extended its agreement with IBM from a four year contract with two one-year automatic renewals, to a six year contract with two one-year automatic renewals. TST is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the agreement. The agreement, under certain circumstances, may be canceled by either party upon 120 days written notice.

In February 2002, TST entered into a trademark licensing agreement with Binney & Smith Properties, Inc., the owner of the Crayola trademark. The agreement provides for TST to manufacture and distribute a select line of Crayola(R) imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico through specified channels of distribution.

9. INCOME TAXES:

The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

Significant components of deferred income taxes at August 31, 2002 and 2001, were as follows:

                                                                                          August 31,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
    Deferred income tax assets-current:
      Allowance for doubtful accounts receivable                                 $    175,103   $    116,545
      Allowance for obsolete inventory                                                301,487            ---

                         IMPRESO, INC. AND SUBSIDIARIES

       Other                                                                          37,360             --
   Deferred income tax liability-long term:
       Tax over book depreciation and amortization                                  (948,601)      (926,675)
                                                                                  ----------      ---------
    Net deferred income tax liabilities                                           $ (434,651)     $(810,130)
                                                                                  ==========      =========


The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2002, 2001 and 2000, as follows:

                                                       2002             2001            2000
                                                   -----------      -----------     -----------
Federal income taxes at statutory rate (34%)       $   941,590      $   687,974     $   506,088
State taxes, net of federal income tax benefit          73,830           56,100          28,072
Tax effect of nondeductible items                       46,326           32,433          27,772
Other                                                   (8,350)              --          (4,755)
                                                   -----------      -----------     -----------
Income tax expense                                 $ 1,053,396      $   776,507     $   557,177
                                                   ===========      ===========     ===========

10. RELATED PARTIES:

The Sorokwasz Irrevocable Trust, whose trustee is Marshall Sorokwasz, the President of the Company, and the Senior Vice President of the Company own 44.2% and 14.9%, respectively, of the outstanding shares of common stock as of August 31, 2002 and 2001.

A company controlled by the spouse of the Company's President serves as both a customer of and vendor to the Company. Sales to this related company were $1,183,902, $1,040,325 and $431,743 for the years ended August 31, 2002, 2001, and 2000 respectively. Purchases from the related company totaled $419,568, $376,694 and $387,649 for the years ended August 31, 2002, 2001 and 2000, respectively. In the opinion of management, these transactions were consummated on terms equivalent to those that would prevail in arms-length transactions. Accounts receivable balances as of year-end related to this company were $80,778, $47,434 and $72,216 for 2002, 2001 and 2000, respectively. For the years ended 2002, 2001 and 2000, the accounts payable balances to the related company were $7,251, $9,430 and $0, respectively.

11. STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2012 at an exercise price of not less than the fair market value at the grant date. The options expire 10 years after the grant date.

In addition, the Company granted outside of the Plan 156,000 options to employees during the fiscal

                         IMPRESO, INC. AND SUBSIDIARIES
year ended August 31, 2001. These options vest ratably over two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

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

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for Fiscal 2002, 2001 and 2000 would have been a reduction in the Company's net income, of approximately $135,000, $72,000 and $42,000, respectively, and a reduction in net income per share, of approximately, $.03, $.02 and $.01, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2002, 2001 and 2000, respectively: expected volatility of 86.2%, 86.2% and 77.6%; risk-free interest rate of 4.32%, 5.16% and 6.23%; expected lives of five years; and no expected dividends.

The following tables summarize information about stock options outstanding at August 31, 2002.

                               Options Outstanding

                                                                  Weighted Average               Weighted Average
                Range of                   Number              Remaining Contractual             Exercisable Price
            Exercise Prices              Outstanding               Life (Years)                     Per Share
            ---------------              -----------           ---------------------             -----------------
               $1.70-2.13                    90,000                   4.0                             $   1.71
               $2.94-3.63                   114,000                   3.1                             $   3.00
               $5.38-6.75                   250,900                   3.2                             $   5.96
              $8.38-10.38                     9,500                   4.7                             $   9.88
              $12.75-12.75                    3,000                   4.7                             $  12.75

                         IMPRESO, INC. AND SUBSIDIARIES

                 Total                      467,400                     3.4                             $ 4.55
                                            =======


                               Options Exercisable

                                                                             Weighted Average
                   Range of                         Number                  Exercisable Price
               Exercise Prices                   Exercisable                    Per Share
               ---------------                   -----------                -----------------
                  $1.70-2.13                        45,000                         $ 1.71
                  $2.94-3.63                        76,250                         $ 3.01
                  $5.38-6.75                       249,900                         $ 5.96
                 $8.38-10.38                         9,500                         $ 9.88
                 $12.75-12.75                        3,000                         $12.75
                                                   -------                         ------
                    Total                          383,650                         $ 5.03
                                                   =======                         ======

The fair value of options granted during the years ended August 31, 2002, 2001 and 2000, calculated using the Black-Scholes option-pricing model, was approximately $ 6,500 ($ 2.35 per share), $233,000 ($1.58 per share) and $25,000
($2.94 per share), respectively. Exercisable options total 383,650, 304,650 and 280,025 shares as of August 31, 2002, 2001 and 2000, respectively. These options are exercisable at a weighted-average exercise price of $5.03, $5.78 and $5.93 for the years ended August 31, 2002, 2001 and 2000, respectively.

The following table summarizes stock option activity:

                                               Weighted
                                  Available    Average
                     Granted      for Grant     Price
                    --------      ---------    --------
August 31, 1999      304,300        85,650      $5.78
Canceled              (2,400)        2,400      $4.83
Granted                9,500        (9,500)     $4.84
                     -------        ------      -----

August 31, 2000      311,400        78,550      $5.76
Made available            --       156,000        N/A
Canceled                   0             0        N/A
Granted              159,000      (159,000)     $2.24
                     -------      --------      -----

                         IMPRESO, INC. AND SUBSIDIARIES

                                               Weighted
                                  Available    Average
                     Granted      for Grant     Price
                    --------      ---------    --------
August 31, 2001      470,400        75,550      $4.57
Canceled              (6,000)        6,000      $5.50
Granted                3,000        (3,000)     $3.35
                    --------      --------      -----
August 31, 2002      467,400        78,550      $4.55
                    ========      ========      =====

12. EMPLOYEE 401(k) PLAN:

TST has an employee 401(k) plan (the "Plan") that is administered by a national brokerage firm and administrative fees associated with the Plan are funded by the Plan. TST's contribution is discretionary and currently matches 10% of the first 5% of the participating employees' contributions to their Plan accounts. Contributions by TST were $32,319, $21,746 and $17,154 for the years ended August 31, 2002, 2001, and 2000, respectively.

13. NON CASH ACTIVITY:

During 2002 the Company financed the purchase of a building by issuing debt in the amount of $3,200,000.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2002 and 2001:

                                                               Quarters Ended
                                         -----------------------------------------------------------
                                         November 30     February 28        May 31        August 31
                                         -----------     -----------     -----------     -----------
2002
Net sales                                $25,401,360     $26,342,394     $33,025,115     $38,296,645
Gross Profit                             $ 2,598,618     $ 2,829,913     $ 3,689,471     $ 3,499,848
Net income                               $   765,929     $   163,009     $   513,730     $   233,774
Basic and diluted earnings per share     $      0.15     $      0.03     $      0.10     $      0.04

2001
Net Sales                                $21,250,206     $21,289,448     $23,120,706     $30,548,051
Gross profit                             $ 2,296,077     $ 2,448,572     $ 3,052,241     $ 3,659,517
Net income                               $   127,164     $   162,818     $   456,481     $   500,482
Basic and diluted earnings per share     $      0.02     $      0.03     $      0.09     $      0.09

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                             Page
                                                                                             ----
              Report of Independent Public Accountants                                       S-2

              Schedule II - Valuation and Qualifying Accounts                                S-3

       INDEPENDENT PUBLIC ACCOUNTANT'S REPORT ON SUPPLEMENTAL INFORMATION



To the Stockholders of Impreso, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Impreso, Inc. and subsidiaries as of August 31, 2002, which are included in this Form 10-K and have issued our report thereon dated October 18, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of Impreso, Inc. and subsidiaries for the year ended August 31, 2002. The 2002 information listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2002 consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The 2001 and 2000 information listed in the index to financial statement schedules was subjected to audit procedures by other auditors whose report, dated October 19, 2001, stated that such information was fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Blackman Kallick Bartelstein, LLP
Chicago, Illinois

October 18, 2002

                                                                     SCHEDULE II

                       IMPRESO, INC. AND SUBSIDIARIES(a)

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                                                               Additions
                                                 Balance at     Additions       Charged                        Balance at
                                                 Beginning       Charged       to other                          End of
                                                 of Period      to Income      Accounts     Deductions           Period
                                                 ----------     ----------     ---------    ----------         ----------
August 31, 2002:
      Allowance for doubtful accounts            $  342,780     $  258,100           --     $  (85,870)(b)     $  515,010
      Inventory Reserves                                 --        753,715                          --            753,715
                                                 ----------     ----------     --------     ----------         ----------

               Total reserves and allowances     $  342,780     $1,011,815           --     $  (85,870)        $1,268,725
                                                 ==========     ==========     ========     ==========         ==========

August 31, 2001:
      Allowance for doubtful accounts            $  168,631     $  304,980           --     $ (130,831)(b)     $  342,780
                                                 ----------     ----------     --------     ----------         ----------
               Total reserves and allowances     $  168,631     $  304,980           --     $ (130,831)        $  342,780
                                                 ==========     ==========     ========     ==========         ==========

August 31, 2000:
      Allowance for doubtful accounts            $  130,397     $  160,795           --     $ (122,561)(b)     $  168,631
                                                 ----------     ----------     --------     ----------         ----------
               Total reserves and allowances     $  130,397     $  160,795           --     $ (122,561)        $  168,631
                                                 ==========     ==========     ========     ==========         ==========


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

Dated:  November 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                     Date
---------                                       -----                                     ----
/s/ Marshall D. Sorokwasz            Chairman of the Board,                        November 27, 2002
-----------------------------        President, Principal Executive
Marshall D. Sorokwasz                Officer and Treasurer

/s/ Richard D. Bloom                 Senior Vice President of Operations,          November 27, 2002
-----------------------------        Director
Richard D. Bloom

/s/ Donald E. Jett                   Secretary, Director                           November 27, 2002
-----------------------------
Donald E. Jett

/s/ Susan M. Atkins                  Vice President of Finance,                    November 27, 2002
-----------------------------        Principal Financial Officer,
Susan M. Atkins                      Principal Accounting Officer

/s/ Jay W. Ungerman                  Director                                      November 27, 2002
-----------------------------
Jay W. Ungerman

/s/ Robert F. Troisio                Director                                      November 27, 2002
-----------------------------
Robert F. Troisio

/s/ Nickolas S. Kokoron              Director                                      November 27, 2002
-----------------------------
Nickolas S. Kokoron

                                  CERTIFICATION
                      PURSUANT TO RULE 13a-14(b) AND 15d-14


I, Marshall D. Sorokwasz, certify that:

1. I have reviewed this annual report on Form 10-K of Impreso, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 27, 2002                    Signature:  /s/ Marshall D. Sorokwasz
      -----------------                                -------------------------
                                                       Marshall D. Sorokwasz
                                                       Chief Executive Officer

                                  CERTIFICATION
                      PURSUANT TO RULE 13a-14(b) AND 15d-14


I, Susan Atkins, certify that:

1. I have reviewed this annual report on Form 10-K of Impreso, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 27, 2002                  Signature:   /s/ Susan Atkins
       -----------------                               -------------------------
                                                       Susan Atkins
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.    Description of Exhibits
-----------    -----------------------
2.1            Plan and Agreement of Merger, dated as of December 1, 1999, among
               TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp.
               (incorporated by reference to Appendix A of the Company's
               Registration Statement on Form S-4, No. 333-92381)

2.2(a)         Asset Purchase Agreement by and between TST/Impreso, Inc. and
               Durango Georgia Converting LLC dated as of April 5, 2001
               (incorporated by reference to Exhibit 2.1 of the Company's
               Quarterly Report on Form 10-Q, for the quarter ended May 31,
               2001)

2.2(b)         Asset Purchase Agreement by and between TST/Impreso, Inc. and
               Bank of America, N.A. and consented to by United Computer
               Supplies, Inc., United Computer Supplies-East, Inc. and John R.
               Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)         Real Estate Purchase and Sale Agreement by and between United
               Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March
               15, 2002 (incorporated by reference to Exhibit 2.21 of the Company's Quarterly Report on Form 10-Q, for the quarter ended
               May 31, 2002)

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

10(c)          IBM Brand Paper Trademark Licensing Agreement, effective as of
               April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso,
               Inc. and International Business Machines Corporation
               (incorporated by reference to Exhibit 10(c) of the Company's
               Quarterly Report on Form 10-Q/A, dated July 15, 1997)
               [Confidential treatment has been granted for certain portions of this Exhibit]

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

10(e) Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith
               Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company's amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

21             Subsidiaries of the Registrant

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.