Form 10-Q
period 2002-11-30
IMPRESO INC
filed 2003-01-14
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

   Class of Common Stock               Shares outstanding at January 13, 2003
   ---------------------               --------------------------------------
     $0.01 Par Value                                  5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                NOVEMBER 30, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                  -----------
Item 1.           Interim Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at November 30,
                  2002 (Unaudited) and August 31, 2002                                                  1

                  Interim Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2002 and 2001
                   (Unaudited)                                                                          3

                  Interim Consolidated Statements of Cash Flows for the
                  Three Months Ended November 30, 2002 and 2001
                       (Unaudited)                                                                      4

                  Notes to Interim Consolidated Financial Statements                                    5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                           11

Item 4.           Controls and Procedures                                                              11

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                             14

                         IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       November 30         August 31,
                                                                                          2002               2002
                                                                                     --------------      --------------

Current assets:
            Cash and cash equivalents                                                $      206,333      $      202,809
            Trade accounts receivable, net of allowance for doubtful accounts
              of $515,010 at November 30, 2002 and August 31, 2002                       13,248,659          15,863,549
            Inventories                                                                  39,605,763          34,111,015
            Prepaid expenses and other                                                      182,591             226,065
            Deferred income tax assets                                                      524,150             513,950
                                                                                     --------------      --------------

                       Total current assets                                              53,767,496          50,917,388
                                                                                     --------------      --------------

Property, plant and equipment, at cost                                                   27,876,383          27,712,994
            Less-Accumulated depreciation                                               (12,139,808)        (11,773,895)
                                                                                     --------------      --------------

                       Net property, plant and equipment                                 15,736,575          15,939,099
                                                                                     --------------      --------------

Other assets                                                                                111,105             115,377
                                                                                     --------------      --------------

                       Total assets                                                  $   69,615,176      $   66,971,864
                                                                                     ==============      ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      November 30          August 31,
                                                                                          2002                2002
                                                                                     --------------      --------------

Current liabilities:
           Accounts payable                                                          $   15,096,748      $   16,301,801
           Accrued liabilities                                                            2,630,597           3,702,838
           Current maturities of long-term debt                                           1,128,405           1,122,614
           Line of credit                                                                22,633,669          17,861,824
           Current maturities of prepetition debt                                             7,859               7,784
                                                                                     --------------      --------------

                      Total current liabilities                                          41,497,278          38,996,861

           Deferred income tax liability                                                    962,958             948,601
           Long-term debt, net of current maturities                                     10,191,937          10,372,474
           Long-term portion of prepetition debt, net of current maturities                 235,324             237,316
                                                                                     --------------      --------------

                      Total liabilities                                                  52,887,497          50,555,252
                                                                                     --------------      --------------


Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
             0 shares issued and outstanding                                                     --                  --
           Common Stock, $.01 par value;  15,000,000 shares authorized;
                5,292,780 issued and 5,278,780 outstanding                                   52,928              52,928
           Treasury Stock (14,000 shares, at cost)                                          (38,892)            (38,892)
           Additional paid-in capital                                                     6,353,656           6,347,209
           Retained earnings                                                             10,359,987          10,055,367
                                                                                     --------------      --------------

                      Total stockholders' equity                                         16,727,679          16,416,612
                                                                                     --------------      --------------

                      Total liabilities and stockholders' equity                     $   69,615,176      $   66,971,864
                                                                                     ==============      ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                                   November 30,
                                                            2002                  2001
                                                       ---------------      ---------------
Net sales                                              $    31,842,729      $    25,401,360
Cost of sales                                               28,598,347           22,802,742
                                                       ---------------      ---------------

                Gross profit                                 3,244,382            2,598,618
                                                       ---------------      ---------------

Other expenses and income:
          Selling, general and administrative                2,370,089            2,098,774
          Interest expense                                     483,639              452,494
          Litigation Settlement                                     --           (1,005,452)
          Other income, net                                   (106,697)            (149,975)
                                                       ---------------      ---------------

                Total other expense and income               2,747,031            1,397,841
                                                       ---------------      ---------------

Income before income tax expense                               497,351            1,200,777
                                                       ---------------      ---------------

Income tax expense:
          Current                                              188,574              432,760
          Deferred                                               4,157                2,088
                                                       ---------------      ---------------

                Total income tax expense                       192,731              434,848
                                                       ---------------      ---------------

Net income                                             $       304,620      $       765,929
                                                       ===============      ===============

Net income per share (basic and diluted)               $          0.06      $          0.15
                                                       ===============      ===============

Weighted average shares outstanding                          5,278,780            5,278,780
                                                       ===============      ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                       November 30,
                                                                                2002                2001
                                                                           --------------      --------------

Cash Flows From Operating Activities:
      Net income                                                           $      304,620      $      765,929
      Adjustments to reconcile net income to net
      cash used in operating activities-
         Depreciation and amortization                                            365,913             292,651
         Provision for Losses of Receivables                                           --              54,922
         Provision for Losses of Inventory                                         40,000                  --
         Increase in Deferred income taxes                                          4,157               2,088
         Decrease in trade accounts receivable, net                             2,614,890           2,103,139
         (Increase) decrease in inventory                                      (5,534,748)          2,365,715
         Decrease (increase) in prepaid expenses and other                         47,746            (181,129)
         Decrease in accounts payable                                          (1,205,053)         (4,968,628)
         (Decrease) increase in accrued liabilities                            (1,072,241)            691,060
                                                                           --------------      --------------

            Net cash (used in) provided by operating activities                (4,434,716)          1,125,747

Cash Flows From Investing Activities:
      Additions to property, plant and equipment                                 (163,389)            (59,166)
                                                                           --------------      --------------

            Net cash used in investing activities                                (163,389)            (59,166)

Cash Flows From Financing Activities:
      Net borrowing (payments) on line of credit                                4,771,845            (226,187)
      Principal payments on prepetition debt                                       (1,917)             (1,841)
      Principal payments on post-petition debt                                   (174,746)           (909,756)
      Warrant Issued                                                                6,447              21,079
                                                                           --------------      --------------

            Net cash provided by (used in) financing activities                 4,601,629          (1,116,705)
                                                                           --------------      --------------

Net  Increase (decrease) in cash and cash equivalents                               3,524             (50,124)

Cash and cash equivalents, beginning of year                                      202,809             211,352
                                                                           --------------      --------------

Cash and cash equivalents, end of year                                     $      206,333      $      161,228
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

2. INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 2002, and its results of operations for the three months ended November 30, 2002 and November 30, 2001. Results of the Company's operations for the interim period ended November 30, 2002, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K"), for the fiscal year ended August 31, 2002 ("Fiscal 2002"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3. INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                                         November 30,          August 31,
                                                            2002                  2002
                                                       ---------------      ---------------
          Finished goods                               $    20,227,816      $    19,059,199
          Raw materials                                     19,124,046           14,684,869
          Supplies                                             942,535            1,011,967
          Work-in-process                                      105,082              108,695
          Allowance for Obsolete Inventory                    (793,715)            (753,715)
                                                       ---------------      ---------------
               Total inventories                       $    39,605,764      $    34,111,015
                                                       ===============      ===============

4. LONG -TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:                        November 30,         August 31,
                                                                                            2002                2002
                                                                                       -------------       -------------
Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly at prime
plus .25% (5% at November 30, 2002).                                                   $  22,633,669      $  17,861,824

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at
November 30, 2002), maturing August 2008.                                                  1,652,422          1,657,436

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009.                                                              277,370            284,546

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                           733,658            749,987

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                               216,745            222,213

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                        439,828            449,858

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                             2,109,162          2,130,905

Acquisition note payable,  unsecured,  payable in quarterly  installments of
$15,000 (including interest at 8%), maturing April 2006.                                     225,000            225,000

Acquisition note payable,  secured by equipment,  payable in monthly
installments of $16,024, no interest, maturing May 2003.                                     352,145            368,169

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed
schedule for interest, 7.0% at November 30, 2002), maturing March 2007.                    3,172,895          3,184,468

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 (including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 5.22% at November
30, 2002), maturing February 2009.                                                         1,369,383          1,410,714

Acquisition notes payable, unsecured, payable in monthly installments of
$16,666, maturing February 2007.                                                             771,733            811,792

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461
(including interest at 4%), maturing June 2023.                                              243,184            245,100
                                                                                       -------------      -------------
Total                                                                                     34,197,194         29,602,012
                                                                                       -------------      -------------
    Less Current Maturities                                                              (23,769,933)       (18,992,222)
                                                                                       -------------      -------------
Long-Term Debt                                                                         $  10,427,261      $  10,609,790
                                                                                       =============      =============

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining borrowing capacity under the revolving credit line was $2.0 million as of November 30, 2002.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of November 30, 2002, the Company was in compliance with all covenants.

5. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                               Three Months Ended
                                                                   November 30,
                                                              2002            2001
                                                          -----------      -----------
                     Cash paid during the period for:
                                        Interest          $   483,639      $   452,494
                                        Income taxes      $   376,878      $   134,606

6. CRITICAL ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets and concentrations of credit risks. Details regarding the Company's use of these policies and the related estimates are described in the Company's Form 10-K for the fiscal year ended August 31, 2002 filed with the SEC. There have been no material changes to the Company's critical accounting policies that impacted the Company's financial condition or results of operations in the three months ended November 30, 2002 ("First Quarter 2003").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Net Sales---Net sales increased from $25.4 million in the three months ended November 30, 2001 ("First Quarter 2002"), to $31.8 million for the First Quarter 2003, an increase of 25.4% as a result of sales to new customers due to the acquisition of United Computer Supplies, Inc. ("United") and fewer competitors in the marketplace.

Gross Profit---Gross profit increased from $2.6 million in the First Quarter 2002 to $3.2 million in the First Quarter 2003, an increase of approximately 24.9%. The increase in gross profit was primarily the result of increased sales. Our gross profit margin remained stable at 10.2% for the First Quarters of 2003 and 2002.

Selling, General and Administrative Expenses--- SG&A expenses for First Quarter 2003 were $2.4 million, or 7.4% of net sales, as compared to $2.1 million, or 8.2% of net sales for First Quarter 2002. SG&A expense increased in dollars in the First Quarter 2003 as compared to the First Quarter 2002 due primarily to the integration of new personnel from the acquisition of United. SG&A decreased as a percentage of net sales in the First Quarter of 2003 due to our acquisition of United's customers and leveraging existing fixed costs.

Interest Expense---Interest expense increased from $452,000 in the First Quarter 2002 to $484,000 in the First Quarter 2003, an increase of $31,000, or approximately 6.9%. The increase in interest expense was the result of increased borrowings to finance increased inventory.

Other Expense (Income)---On October 16, 2001, TST received approximately $1 million in a United States class action lawsuit involving international and domestic manufacturers' alleged attempt to fix jumbo roll thermal facsimile paper prices in the United States. TST was not a named plaintiff and did not participate in the lawsuit. The award is reported as other income in First Quarter 2002. The award skews net income results for First Quarter 2003 as compared to First Quarter 2002. If this other income is excluded from the results for First Quarter 2002, First Quarter 2003 reflects an increase in net income from operations as compared to the corresponding period of the prior year.

Income Taxes---Our income tax expense for the First Quarter 2003 decreased to $193,000, as compared to $435,000 for the corresponding period of the prior year. The decrease resulted primarily from the effect of the litigation settlement in the First Quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $12.3 million at November 30, 2002 from $11.9 million at August 31, 2002. This represented an increase of 2.9%.

Borrowings under TST's line of credit increased from $17.8 million at August 31, 2002 to $22.6 million at November 30, 2002, an increase of $4.8 million, or 26.7%. The increased borrowing primarily resulted from TST's increasing inventory.

In April 2002, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The new agreement increases the line from $22 million to $25 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (5.0% at November 30, 2002), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 2002, there was a $2.0 million borrowing capacity remaining under the $25 million revolving line of credit. The revolving credit line will mature in May 2004.

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

As of November 30, 2002, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" did not have a material impact on our financial position or results operations.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, management implemented a program to reduce inventory. From August 31, 2001 to August 31, 2002, TST reduced its inventory levels by $4.35 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United. Although inventories rose in the First Quarter 2003, management intends to continue reducing inventory levels through the fiscal year ending August 31, 2003 ("Fiscal 2003"). However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain management's attempts at reducing inventory.

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

MARKET CONDITIONS OF TST

The primary product produced by the Company's recent acquisitions are continuous feed business forms. Management believes that the market for business forms, which declined in 2002, will continue to decline in 2003.

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

Although TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. Four customers accounted for more than 41% of TST's sales in the First Quarter 2003. There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on these or other significant customers. The loss of any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. If the market for finished goods decreases, then the adverse impact of the seasonal fluctuations on the Company will be greater.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenditures, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Our subsidiaries do not have supply contracts with any of their foreign vendors. All foreign vendors are paid in United States currency. In addition, TST's international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debts as of November 30, 2002. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at November 30, 2002, there was no material exposure to our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

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

        (b) No reports on Form 8-K were filed during the quarter ended November 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2003

                                           Impreso, Inc.
                                           (Registrant)

                                       By: /s/ Marshall Sorokwasz
                                           ------------------------------------
                                           Marshall Sorokwasz
                                           Chairman of the Board, Chief
                                           Executive Officer, President, and
                                           Director


                                       By: /s/ Susan Atkins
                                           ------------------------------------
                                           Susan Atkins
                                           Chief Financial Officer
                                           and Vice President

                                  CERTIFICATION

                      PURSUANT TO RULE 13a-14(b) AND 15d-14


I, Marshall D. Sorokwasz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impreso, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                     Signature: /s/ Marshall D. Sorokwasz
                                                      -------------------------
                                                      Marshall D. Sorokwasz
                                                      Chief Executive Officer

                                  CERTIFICATION
                      PURSUANT TO RULE 13a-14(b) AND 15d-14


I, Susan Atkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impreso, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                    Signature: /s/ Susan Atkins
                                                     --------------------------
                                                     Susan Atkins
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