Form 10-K/A
period 2002-08-31
IMPRESO INC
filed 2003-04-02
CIK 1108345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the fiscal year ended August 31, 2002
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from________ to ___________

                        Commission File Number 000-29883
              ----------------------------------------------------
                                  Impreso, Inc.
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

                                  YES  X   NO
                                     -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 12, 2002, based upon the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was approximately $ 3,149,950.

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

TST'S PRODUCTS

o The product line during the fiscal year ended August 31, 2001 ("Fiscal 2001") consisted of the following:

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

o High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM's Infoprint(R)family of continuous-feed printing systems like the Infoprint 3000, Infoprint 4000, and Infoprint 4100. In addition, this paper can be used in Xerox(R)or OCE(R)systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.

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

PRODUCTS INTRODUCED BY TST IN FISCAL 2002

Custom Printed Point of Sale/Add Rolls (Company logo, return policy, etc.), and Crayola Brand "Print & Color" Specialty Fun Papers: Includes Crayola T-Shirt Transfers, Crayola Greeting Cards with Envelopes, Crayola Glossy Photo Paper, Crayola Classic Colors, Crayola Assorted Brights and Pastels, Crayola Cling Art, Crayola Stardust Magnets and Stickers, Crayola Stardust Paper and Crayola Repositional Stickers.

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

Though TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. Two customers, Staples, Inc. ("Staples") and Xpedx, each accounted for more than 10% of TST's sales in the years ended August 31, 2002, 2001 and 2000. There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on Staples, Xpedx, or other significant customers. The loss of Staples, Xpedx or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

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

Management has targeted these acquisitions to assume customer base that we will attempt to transition into our other product lines as the business forms format continues to declince.

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

ITEM 3.  LEGAL PROCEEDINGS

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas - Dallas Division. Simultaneously with the initiation of the lawsuit, TST requested that its disputes with the vendor be submitted to arbitration throu gh the American Arbitration Association's Dallas, Texas office. TST's general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor's late delivery of paper products, the vendor's delivery of defective product, and the vendor's failure to properly credit TST's accounts based upon these and other alleged breaches. The vendor responded to TST's demand for arbitration by generally denying TST's claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST's alleged interference with the vendor's relationship with its lender. No date has yet been set for arbitration or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

From September 1, 2000 to May 24, 2001, our stock was reported on the Nasdaq National Market ("NNM") under the symbol ZCOM. On May 25, 2001, our common stock began trading on the Nasdaq SmallCap Market ("NSCM") under the symbol ZCOM. The high and low closing prices for the common stock, as reported on the NNM and NSCM in the respective time frames, are as follows:



                      2002 Fiscal Year                 Price Range
                      ----------------              ------------------
                                                     High         Low
                                                    ------      ------
  First Quarter (Sept. - Nov.)                      $2.490      $1.120
  Second Quarter (Dec. - Feb.)                       4.350       2.300
  Third Quarter (Mar. - May)                         3.350       2.500
  Fourth Quarter (June - Aug.)                       3.200       1.820

                      2001 Fiscal Year
                      ----------------

  First Quarter (Sept. - Nov.)                      $3.969      $2.125
  Second Quarter (Dec. - Feb.)                       3.313       1.750
  Third Quarter (Mar. - May)                         2.313       1.600
  Fourth Quarter (June - Aug.)                       2.090       1.600

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

                                              SELECTED FINANCIAL DATA (a)
                                                Years  Ended  August 31,

                                  1998                 1999                 2000                 2001                2002
                             ------------          -----------          ------------         ------------         ------------
Operations Data:
Net Sales                    $ 52,202,834          $61,506,207          $ 74,117,661         $ 96,208,411         $123,065,514
Net Income (loss)              (1,084,509)              774,352              931,317            1,246,945            1,676,442
                             ------------          -----------          ------------         ------------         ------------

Earnings (loss) per
common share:
Net Income (loss)                   (0.20)                 0.15                 0.18                  .24                  .32
                             ------------          -----------          ------------         ------------         ------------
Consolidated
Balance Sheet Data:
Total assets                   23,519,946            33,084,378           39,383,548           62,202,597           66,971,864
Long-term debt
(excluding current
  maturities)                   2,697,512             2,629,272            3,782,079            6,328,454           10,609,790
Stockholders' Equity         $ 11,798,921          $ 12,573,273         $ 13,504,590         $ 14,712,643         $ 16,416,612
                             ------------          -----------          ------------         ------------         ------------

(a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2002, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2001

Net Sales -- Net sales increased from $96.2 million in Fiscal 2001 to $123.1 million in Fiscal 2002, an increase of $26.9 million or 27.9%, due primarily to the acquisition of United and fewer competitors in the marketplace.

Gross Profit -- Gross profit increased from $11.5 million in Fiscal 2001 to $12.6 million in Fiscal 2002, an increase of $1.2 million or 10.1%. Our gross profit percentage decreased from 11.9% for Fiscal 2001 to 10.3% for Fiscal 2002. The gross profit percentage decrease was primarily the result of increased fixed costs from the acquisition of United and higher transportation costs.

Selling, General and Administrative Expenses -- SG&A expenses for Fiscal 2002 were $9.3 million, or 7.6% of net sales, as compared to $7.9 million, or 8.2% of net sales for Fiscal 2001. SG&A decreased as a percentage of net sales in Fiscal 2002, due to our acquisition of United's customers, elimination of duplicate marketing personnel and leveraging existing fixed costs.

Interest Expense -- Interest expense increased from $1.6 million for Fiscal 2001 to $1.7 million for Fiscal 2002, an increase of $112,000 or 6.9%. This increase is attributable to increased financing of plants and equipment.

Income Taxes -- Income tax expense was $777,000 for Fiscal 2001, as compared to $1.1 million for Fiscal 2002. The increase in tax expense resulted primarily from increased profits for Fiscal 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2001, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2000

Net Sales -- Net sales increased from $74.1 million in Fiscal 2000 to $96.2 in Fiscal 2001, an increase of $22.1 million or 29.8%, due to the acquisition of the Sky Division of Durango-Georgia Converting, LLC and fewer competitors in the marketplace.

Gross Profit -- Gross profit increased from $9.5 million in Fiscal 2000 to $11.5 in Fiscal 2001, an increase of $2.0 million or 20.7%. Our gross profit percentage decreased from 12.8% for Fiscal 2000 to 11.9% for Fiscal 2001. Costs of sales as a percentage of net sales slightly increased from 87.2% in Fiscal 2000 to 88.1% in Fiscal 2001. The gross profit increase was primarily the result of increased sales. The slight decrease in gross profit percentage and increase of cost of sales as a percentage of net sales was due to increased fixed costs from the acquisition of Sky and higher transportation costs.

Selling, General and Administrative Expenses -- SG&A expenses for Fiscal 2001 were $7.9 million, or 8.2% of net sales, as compared to $6.8 million, or 9.2% of net sales for Fiscal 2000. SG&A decreased as a percentage of net sales in Fiscal 2001, due to our acquisition of Sky's customers, elimination of duplicate marketing personnel and leveraging existing fixed costs.

Interest Expense -- Interest expense increased from $1.3 million for Fiscal 2000 to $1.6 for Fiscal 2001, an increase of $328,000 or 25%. This increase is attributable to increased borrowings under TST's revolving line of credit and increased financing of plants and equipment. The increased borrowings were incurred to finance TST's acquisition of Sky.

Income Taxes -- Income tax expense was $557,000 for Fiscal 2000, as compared to $777,000 for Fiscal 2001. The increase in tax expense resulted primarily from increased profits for Fiscal 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Consolidated Financial  Statements                    F-1

         Report of Independent Public Accountants                       F-2
         Blackman Kallick Bartelstein, LLP


         Report of Independent Public Accountants                       F-3
         Arthur Andersen, LLP

         Consolidated Balance Sheets as of August 31, 2002 and 2001     F-4

         Consolidated Statements of Operations for the Years
         Ended August 31, 2002, 2001 and 2000                           F-6

         Consolidated Statements of Stockholders' Equity
         for the Years Ended August 31, 2002, 2001 and 2000             F-7

         Consolidated Statements of Cash Flows for the Years
         Ended August 31, 2002, 2001 and 2000                           F-8

         Notes to Consolidated Financial Statements                     F-9


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

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
         The financial statements of the Company filed in this Annual Report on Form 10-K/A are listed in Item 8.

     2.  Financial Statement Schedules:
         The financial statement schedules of the Company filed in this Annual Report on Form 10-K/A are listed in the attached Index to Financial Statement Schedules.

     3.  Exhibits:
         The exhibits required to be filed as part of this Annual Report on Form 10-K/A are listed in the attached Index to Exhibits.

(b)  Current Reports on Form 8-K

       On July 19, 2002, we filed a Current Report on Form 8-K, dated July 12, 2002, to report a change in accountants from Arthur Andersen, LLP to Blackman Kallick Bartelstein, LLP.

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

 10(e) Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith
               Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company's amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K dated
               August 31,2000)

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Public Accountants                              F-2
Blackman Kallick Bartelstein, LLP

Report of Independent Public Accountants                              F-3
Arthur Andersen, LLP

Consolidated Balance Sheets as of August 31, 2002
and 2001                                                              F-4

Consolidated Statements of Operations for the Years
Ended August 31, 2002, 2001 and 2000                                  F-6

Consolidated Statements of Stockholders' Equity
for the Years Ended August 31, 2002, 2001 and 2000                    F-7

Consolidated Statements of Cash Flows for the Years
Ended August 31, 2002, 2001 and 2000                                  F-8

Notes to Consolidated Financial Statements                            F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheet of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of August 31, 2001 and for the years ended August 31, 2001 and 2000 were audited by other auditors whose report dated October 19, 2001 expressed an unqualified opinion on those statements.

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


                                                    ARTHUR ANDERSEN LLP

Dallas, Texas,
October 19, 2001





             THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY
                AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP

                         IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   August 31,             August 31,
                                                                                      2002                   2001
                                                                                 --------------         --------------
Current assets:
      Cash and cash equivalents                                                  $     202,809          $     211,352
      Trade accounts receivable, net of allowance for doubtful accounts
        of $515,010 at August 31, 2002 and $342,780 at August 31, 2001              15,863,549             11,748,088
      Inventories                                                                   34,111,015             38,459,817
      Prepaid expenses and other                                                       226,065                234,411
      Deferred income tax assets                                                       513,950                116,545
                                                                                 -------------          -------------
                  Total current assets                                              50,917,388             50,770,213
                                                                                 -------------          -------------
Property, plant and equipment, at cost                                              27,712,994             21,725,088
      Less-Accumulated depreciation                                                (11,773,895)           (10,511,892)
                                                                                 -------------          -------------
                  Net property, plant and equipment                                 15,939,099             11,213,196
                                                                                 -------------          -------------
Other assets                                                                           115,377                219,188
                                                                                 -------------          -------------
                  Total assets                                                     $66,971,864           $ 62,202,597
                                                                                 =============          =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPRESO, INC. AND SUBSIDIARIES

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              August 31,         August 31,
                                                                                                 2002               2001
                                                                                            ------------       -------------
Current liabilities:
         Accounts payable                                                                   $ 16,301,801        $ 18,572,200
         Accrued liabilities                                                                   3,702,838           1,942,241
         Current maturities of long-term debt                                                  1,122,614           1,404,562
         Line of credit                                                                       17,861,824          18,308,338
         Current maturities of prepetition debt                                                    7,784               7,484
                                                                                            ------------        ------------
                    Total current liabilities                                                 38,996,861          40,234,825

         Deferred income tax liability                                                           948,601             926,675
         Long-term debt, net of current maturities                                            10,372,474           6,083,279
         Long-term portion of prepetition debt, net of current maturities                        237,316             245,175
                                                                                            ------------        ------------
                    Total liabilities                                                         50,555,252          47,489,954
                                                                                            ------------        ------------

Stockholders' equity:
         Preferred Stock, $.01 par value; 5,000,000 shares authorized;
           0 shares issued and outstanding                                                            --                  --
         Common Stock, $.01 par value;  15,000,000 shares authorized;
              5,292,780 issued and 5,278,780 outstanding                                          52,928              52,928
         Treasury Stock (14,000 shares, at cost)                                                 (38,892)            (38,892)
         Additional paid-in capital                                                            6,347,209           6,319,682
         Retained earnings                                                                    10,055,367           8,378,925
                                                                                            ------------        ------------
                    Total stockholders' equity                                                16,416,612          14,712,643
                                                                                            ------------        ------------
                    Total liabilities and stockholders' equity                              $ 66,971,864        $ 62,202,597
                                                                                            ============        ============



        The accompanying notes are an integral part of these consolidated financial statements.

               IMPRESO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years Ended August 31,
                                                          ------------------------------------------------------
                                                               2002                2001                2000
                                                          --------------      --------------      --------------
Net sales                                                 $ 123,065,514       $  96,208,411       $  74,117,661
Cost of sales                                               110,447,664          84,752,004          64,624,852
                                                          -------------       -------------       -------------
                      Gross profit                           12,617,850          11,456,407           9,492,809
                                                          -------------       -------------       -------------
Other expenses and income:
         Selling, general and administrative                  9,332,038           7,872,633           6,837,737
         Interest expense                                     1,744,774           1,632,581           1,304,369
         Litigation Settlement                               (1,005,452)               --                  --
         Other income, net                                     (183,348)            (72,259)           (137,791)
                                                          -------------       -------------       -------------
                      Total other expense and income          9,888,012           9,432,955           8,004,315
                                                          -------------       -------------       -------------
Income before income tax expense                              2,729,838           2,023,452           1,488,494
                                                          -------------       -------------       -------------
Income tax expense:
         Current                                              1,428,875             725,560             534,273
         Deferred                                              (375,479)             50,947              22,904
                                                          -------------       -------------       -------------
                      Total income tax expense                1,053,396             776,507             557,177
                                                          -------------       -------------       -------------
Net income                                                $   1,676,442       $   1,246,945       $     931,317
                                                          =============       =============       =============
Net income per share (basic and diluted)                  $        0.32       $        0.24       $        0.18
                                                          =============       =============       =============
Weighted average shares outstanding                           5,278,780           5,281,583           5,292,780
                                                          =============       =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock          Additional
                                 $.01 Par Value           Paid-In                   Retained      Treasury
                               Shares       Amount        Capital     Warrants      Earnings       Stock            Total
                            -----------    --------    -----------   ----------   -----------     --------       ------------

Balance, August 31, 1999     5,292,780     $52,928     $6,319,572      $  110    $ 6,200,663      $     --        $12,573,273
   Net Income                       --          --             --          --        931,317            --            931,317
                             ---------     -------     ----------      ------    -----------      --------        -----------
Balance, August 31, 2000     5,292,780      52,928      6,319,572         110      7,131,980            --         13,504,590
    Expired Warrants                --          --            110        (110)            --            --                --
   Purchased Treasury Stk.                                                                         (38,892)           (38,892)
   Net Income                       --          --             --          --      1,246,945            --          1,246,945
                             ---------     -------     ----------      ------    -----------      --------        -----------

Balance, August 31, 2001     5,292,780      52,928      6,319,682          --      8,378,925       (38,892)        14,712,643
   Other                            --          --         27,527          --             --            --             27,527
   Net Income                       --          --             --          --      1,676,442            --          1,676,442
                             ---------     -------     ----------      ------    -----------      --------        -----------
Balance, August 31, 2002     5,292,780     $52,928     $6,347,209      $   --    $10,055,367      $(38,892)       $16,416,612
                             =========     =======     ==========      ======    ===========      ========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IMPRESO, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended August 31,
                                                                        -------------------------------------------------------
                                                                             2002                 2001                 2000
                                                                        -------------        ------------         -------------
Cash Flows From Operating Activities:
       Net income                                                        $ 1,676,442         $  1,246,945         $    931,317
       Adjustments to reconcile net income to net
       cash used in operating activities-
          Depreciation and amortization                                    1,262,003              873,976              688,698
          Provision for Losses of Receivables                                258,100              174,149               38,234
          Provision for Losses of Inventory                                  390,651              363,064                   --
          Loss (Gain) on sale of property, plant and equipment                    --               20,062              (17,019)
          (Decrease) increase in Deferred income taxes                      (375,479)              50,947               22,904
          (Increase) Decrease in trade accounts receivable, net           (4,373,561)           1,073,309           (2,656,348)
          Decrease in income tax receivable                                      ---                   --              478,909
          Decrease (increase) in inventory                                 6,933,246           (8,555,387)          (2,431,848)
          Decrease (increase) in prepaid expenses and other                  112,157               54,210              (29,745)
          (Decrease) increase in accounts payable                         (2,270,399)          10,407,363           (2,430,131)
          Increase (Decrease) in accrued liabilities                       1,828,124             (762,450)             306,090
                                                                         -----------         ------------         ------------
             Net cash provided by (used in) operating activities           5,441,284            4,946,188           (5,098,939)

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                         (1,540,505)          (1,200,101)          (2,296,553)
       Proceeds from sale of property, plant and equipment                        --               14,742               66,400
       Acquisition of United, Sky Assets                                  (3,377,496)         (12,357,031)                  --
                                                                         -----------         ------------         ------------
             Net cash used in investing activities                        (4,918,001)         (13,542,390)          (2,230,153)

Cash Flows From Financing Activities:
       Net (payments) borrowing on line of credit                           (446,514)           5,838,948            6,111,603
       Principal payments on prepetition debt                                 (7,559)              (7,262)            (660,097)
       Principal payments on post-petition debt                           (1,577,753)           2,865,233            2,004,484
       Purchase of Treasury Stock                                                 --              (38,892)                  --
       Proceeds from Issuance of Long-Term Debt                            1,500,000                   --                   --
                                                                         -----------         ------------         ------------
             Net cash (used in) provided by financing activities            (531,826)           8,658,027            7,455,990
                                                                         -----------         ------------         ------------
Net (decrease) Increase in cash and cash equivalents                          (8,543)              61,825              126,898

Cash and cash equivalents, beginning of year                                 211,352              149,527               22,629
                                                                         -----------         ------------         ------------
Cash and cash equivalents, end of year                                   $   202,809         $    211,352         $    149,527
                                                                         ===========         ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF BUSINESS:

Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the"Company"), is the parent holding company of TST/Impreso, Inc. ("TST"), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company's business.

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

                         IMPRESO, INC. AND SUBSIDIARIES

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

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $1.1 million, $1.2 million and $874,000 for the years ended August 31, 2002, 2001 and 2000, respectively, and

                         IMPRESO, INC. AND SUBSIDIARIES
are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

                         IMPRESO, INC. AND SUBSIDIARIES

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

                         IMPRESO, INC. AND SUBSIDIARIES

3.        INVENTORIES:


    Inventories consisted of the following:

                                                August 31,
                                      -------------------------------
                                          2002              2001
                                      ------------       ------------
Finished goods                        $ 19,059,199       $ 20,900,657
Raw materials                           14,684,869         17,405,968
Supplies                                 1,011,967            464,679
Work-in-process                            108,695             51,577
Allowance for obsolete inventory      $   (753,715)          (363,064)
                                      ------------       ------------
Total                                 $ 34,111,015       $ 38,459,817
                                      ============       ============



4.       PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment is comprised of the following:

                                                           August 31,
                                                --------------------------------
                                                    2002                2001
                                                ------------        ------------
Buildings and equipment                          $ 25,491,412       $ 19,566,436
Furniture, fixtures and other                       2,221,582          2,158,652
                                                   27,712,994         21,725,088
Less-Accumulated depreciation                     (11,773,895)       (10,511,892)
                                                 ------------       ------------
Net property, plant and equipment                $ 15,939,099       $ 11,213,196
                                                 ============       ============


5.       LONG-TERM DEBT AND LINE OF CREDIT:


The following is a summary of long-term debt and line of credit:


                                                                                                  August 31,
                                                                                       ---------------------------------
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
                                                                                       $17,861,824          $18,308,338

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at
August 31, 2002), maturing August 2008.                                                  1,657,436            1,672,731

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009.                                                            284,546              311,942

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                         749,987              812,436

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                             222,213              243,318

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                      449,858              638,289

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                           2,130,905            2,213,667

Acquisition note payable,  unsecured,  payable in quarterly installments of
$15,000 (including interest at 8%), maturing April 2006.                                   225,000              285,000

Acquisition note payable, secured by equipment, payable in monthly installments
of $16,024, no interest, maturing May 2003.                                                368,169              560,458


Note payable, unsecured, payable in three weekly installments of $200,000 beginning in November 2001 and one final payment of $150,000, no interest,
matured November 2001.                                                                          --              750,000

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed
scheduled for interest, 7.0%at August 31, 2002), maturing March 2007.                    3,184,468                   --

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 5.24% at August 31,
2002), maturing February 2009.                                                           1,410,714                   --

Acquisition notes payable, unsecured, payable in monthly installments of 16,666,
maturing February 2007.                                                                    811,792                   --

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461
(including interest at 4%), maturing June 2023.
                                                                                           245,100              252,659

Total                                                                                   29,602,012           26,048,838
                                                                                       -----------          -----------
    Less Current Maturities                                                            (18,992,222)         (19,720,384)
                                                                                       -----------          -----------
Long-Term Debt                                                                         $10,609,790          $ 6,328,454
                                                                                       ===========          ===========

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

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined in the agreement. One of the notes

                         IMPRESO, INC. AND SUBSIDIARIES
payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of August 31, 2002, the Company was in compliance with all covenants. Future maturities of long-term debt and under the line of credit at August 31, 2002, are as follows:


2003                           $18,992,222
2004                             1,125,019
2005                               879,704
2006                               842,477
2007                               719,873
Thereafter                     $ 7,042,717
                               -----------
                               $29,602,012
                               ===========

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

                                                            Twelve Months Ended
                                                                 August 31,
                                                      -------------------------------
                                                          2001               2000
                                                      ------------       ------------
Net Sales                                             $125,126,000       $114,970,000
Net Income                                               1,025,000             93,000
Net Income per share - Basic and Diluted              $        .19       $        .02
                                                      ------------       ------------



In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired                   $15,400,000
Net cash paid and notes issued                   13,300,000
                                                -----------
Liabilities assumed                             $ 2,100,000
                                                ===========

                         IMPRESO, INC. AND SUBSIDIARIES

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

                                                     Twelve Months Ended
                                                          August 31,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
Net Sales                                      $141,151,266      $129,829,170
Net Income                                          457,332        (1,633,813)
Net Income per share - Basic and Diluted       $        .09      $       (.31)

In addition, on April 19, 2002, the manufacturing facility was purchased for $4.1 million.

7.  TST'S EQUIPMENT LEASE AGREEMENTS:

TST is obligated under various operating leases for equipment, which expire at various dates through 2005. Rental expenses under these operating leases were $211,581, $367,697 and $295,098 for the years ended August 31, 2002, 2001 and
2000, respectively. Future annual minimum lease payments as of August 31, 2002, are as follows:


2003               $192,932
2004                 35,610
2005                  9,686
                   --------
                   $238,228
                   ========

8.   COMMITMENTS AND CONTINGENCIES:

                         IMPRESO, INC. AND SUBSIDIARIES

Legal

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

Significant components of deferred income taxes at August 31, 2002 and 2001, were as follows:

                         IMPRESO, INC. AND SUBSIDIARIES

                                                                         August,
                                                               --------------------------
                                                                  2002             2001
                                                               ---------        ---------
Deferred income tax assets-current:
  Allowance for doubtful accounts receivable                   $ 175,103        $ 116,545
  Allowance for obsolete inventory                               301,487               --
  Other                                                           37,360               --
Deferred income tax liability-long term:
  Tax over book depreciation and amortization                   (948,601)        (926,675)
                                                               ---------        ---------
Net deferred income tax liabilities                            $(434,651)       $(810,130)
                                                               =========        =========



The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2002, 2001 and 2000, as follows:

                                                                2002            2001         2000
                                                             -----------     ---------    ---------
Federal income taxes at statutory rate (34%)                 $  941,590      $687,974     $506,088
State taxes, net of federal income tax benefit                   73,830        56,100       28,072
Tax effect of nondeductible items                                46,326        32,433       27,772
Other                                                            (8,350)           --       (4,755)
                                                             ----------      --------     --------
Income tax expense                                           $1,053,396      $776,507     $557,177
                                                             ==========      ========     ========


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

                         IMPRESO, INC. AND SUBSIDIARIES

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

In addition, the Company granted outside of the Plan 156,000 options to employees during the fiscal year ended August 31, 2001. These options vest ratably over two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

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

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for Fiscal 2002, 2001 and 2000 would have been a reduction in the Company's net income, of approximately $135,000, $72,000 and $42,000, respectively, and a reduction in net income per share, of approximately, $ .03, $ .02 and $.01, respectively.

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

                         IMPRESO, INC. AND SUBSIDIARIES

The following tables summarize information about stock options outstanding at August 31, 2002.
                               Options Outstanding

                                                 Weighted Average           Weighted Average
    Range of                Number             Remaining Contractual        Exercisable Price
Exercise Prices          Outstanding                Life (Years)                Per Share
---------------          -----------           ---------------------        -----------------
   $1.70-2.13                90,000                     4.0                       $ 1.71

   $2.94-3.63               114,000                     3.1                       $ 3.00

   $5.38-6.75               250,900                     3.2                       $ 5.96

  $8.38-10.38                 9,500                     4.7                       $ 9.88

  $12.75-12.75                3,000                     4.7                       $12.75

     Total                  467,400                     3.4                       $ 4.55
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

                         IMPRESO, INC. AND SUBSIDIARIES

The following table summarizes stock option activity:

                                                   Weighted
                                     Available     Average
                      Granted        for Grant      Price
                     ---------       ----------   ----------
August 31, 1999       304,300         85,650       $   5.78
Canceled               (2,400)         2,400       $   4.83
Granted                 9,500         (9,500)      $   4.84
                      -------       --------       --------
August 31, 2000       311,400         78,550       $   5.76
Made available             --        156,000            N/A
Canceled                    0              0            N/A
Granted               159,000       (159,000)      $   2.24
                      -------       --------       --------
August 31, 2001       470,400         75,550       $   4.57
Canceled               (6,000)         6,000       $   5.50
Granted                 3,000         (3,000)      $   3.35
                      -------       --------       --------
August 31, 2002       467,400         78,550       $   4.55
                      =======       ========       ========

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

13.   NON-CASH ACTIVITY:

During 2002, the Company financed the purchase of a building by issuing debt in the amount of $3,200,000.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2002 and 2001:

                         IMPRESO, INC. AND SUBSIDIARIES

                                                                 Quarters Ended
                                          --------------------------------------------------------------
                                          November 30      February 28         May 31         August 31
                                          -----------      -----------      -----------      -----------
2002
Net sales                                 $25,401,360      $26,342,394      $33,025,115      $38,296,645
Gross Profit                              $ 2,598,618      $ 2,829,913      $ 3,689,471      $ 3,499,848
Net income                                $   765,929      $   163,009      $   513,730      $   233,774
Basic and diluted earnings per share      $      0.15      $      0.03      $      0.10      $     0.040


2001
Net Sales                                 $21,250,206      $21,289,448      $23,120,706      $30,548,051
Gross profit                              $ 2,296,077      $ 2,448,572      $ 3,052,241      $ 3,659,517
Net income                                $   127,164      $   162,818      $   456,481      $   500,482
Basic and diluted earnings per share      $      0.02      $      0.03      $      0.09      $      0.09

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                 Page
                                                                 ----
    Report of Independent Public Accountants                      S-2
    Blackman Kallick Bartelstein, LLP

    Report of Independent Public Accountants                      S-3
    Arthur Andersen, LLP

    Schedule II- Valuation and Qualifying Accounts                S-4

                     INDEPENDENT PUBLIC ACCOUNTANT'S REPORT



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

Blackman Kallick Bartelstein, LLP
Chicago, Illinois

October 18, 2002

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Impreso, Inc.

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


                                                    ARTHUR ANDERSEN LLP


Dallas, Texas
October 19, 2001
















             THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY
                AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP

                                                                     SCHEDULE II

                       IMPRESO, INC. AND SUBSIDIARIES (A)

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000


                                                                                Additions
                                                 Balance at      Additions       Charged                         Balance at
                                                 Beginning        Charged       to other                           End of
                                                 of Period       to Income      Accounts        Deductions         Period
                                                 ----------      ---------     ---------      -------------     -----------
August 31, 2002:
      Allowance for doubtful accounts             $342,780       $258,100             --      $ (85,870)(b)      $  515,010
      Inventory Reserves                           363,064        390,651                            --             753,715
                                                  --------       --------        -------      ---------          ----------

               Total reserves and allowances       705,844       $648,751             --      $ (85,870)         $1,268,725
                                                  --------       --------        -------      ---------          ----------
August 31, 2001:
      Allowance for doubtful accounts             $168,631       $304,980             --      $(130,831)(b)      $  342,780
      Inventory Reserves                                --        363,064                                           363,064
                                                  --------       --------        -------      ---------          ----------
               Total reserves and allowances      $168,631        668,044             --      $(130,831)            705,844
                                                  --------       --------        -------      ---------          ----------
August 31, 2000:
      Allowance for doubtful accounts             $130,397       $160,795             --      $(122,561)(b)      $  168,631
                                                  --------       --------        -------      ---------          ----------
               Total reserves and allowances      $130,397       $160,795             --      $(122,561)         $  168,631
                                                  --------       --------        -------      ---------          ----------


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

                                  Impreso, Inc.

                          By: /s/Marshall D. Sorokwasz
                             ------------------------------
                          Marshall D. Sorokwasz, President

Dated: April 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
------------------------            ------------------------------------        --------------
/s/Marshall D. Sorokwasz            Chairman of the Board,                       April 2, 2003
------------------------            President, Principal Executive
Marshall D. Sorokwasz               Officer and Treasurer

/s/Richard D. Bloom                 Senior Vice President of Operations,         April 2, 2003
-------------------                 Director
Richard D. Bloom

/s/Donald E. Jett                   Secretary, Director                          April 2, 2003
-----------------
Donald E. Jett

/s/Susan M. Atkins                  Vice President of Finance,                   April 2, 2003
------------------                  Principal Financial Officer,
Susan M. Atkins                     Principal Accounting Officer

/s/Jay W. Ungerman                  Director                                     April 2, 2003
------------------
Jay W. Ungerman

/s/Robert F. Troisio                Director                                     April 2, 2003
--------------------
Robert F. Troisio

/s/Nickolas S. Kokoron              Director                                     April 2, 2003
----------------------
Nickolas S. Kokoron

                                  CERTIFICATION
                      Pursuant to Rule 13a-14(b) and 15d-14

I, Marshall D. Sorokwasz, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Impreso, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003                    Signature: /s/ Marshall D. Sorokwasz
                                                  -------------------------
                                       Marshall D. Sorokwasz
                                       Chief Executive Officer

                                  CERTIFICATION
                      Pursuant to Rule 13a-14(b) and 15d-14


I, Susan M. Atkins, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Impreso, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 2, 2003                    Signature:  /s/ Susan M. Atkins
      -------------                              ----------------------
                                       Susan M. Atkins
                                       Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.    Description of Exhibits
-----------    ------------------------
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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K, dated
               August 31, 2000)

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.