Form 10-Q
period 2003-02-28
IMPRESO INC
filed 2003-04-14
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   ----------
(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended February 28, 2003

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period _______________________ to _____________________

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

      Class of Common Stock           Shares outstanding at April 11, 2003
      ---------------------           ------------------------------------
         $0.01 Par Value                            5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                February 28, 2003

                                      INDEX

PART I.           FINANCIAL INFORMATION                                             Page Number
                                                                                    -----------
Item 1.           Interim Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets at February 28,
                  2003 (Unaudited) and August 31, 2002                                    1

                  Interim Consolidated Statements of Operations for the
                  Three and Six Months Ended February 28, 2003 and February 28, 2002
                  (Unaudited)                                                             3

                  Interim Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 2003 and February 28, 2002
                  (Unaudited)                                                             4

                  Notes to Interim Consolidated Financial Statements                      5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             13

Item 4.           Controls and Procedures                                                14

PART II.          OTHER INFORMATION                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                               16

INDEX TO EXHIBITS                                                                        19

                         IMPRESO, INC. AND SUBSIDIARIES

                      INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                             February 28,         August 31,
                                                                                2003                 2002
                                                                            ------------         ------------
                                                                             (Unaudited)
Current assets:
            Cash and cash equivalents                                       $    131,865         $    202,809
            Trade accounts receivable, net of allowance for doubtful
              accounts of $515,010 at February 28, 2003 and
              August 31, 2002                                                 13,561,814           15,863,549
            Inventories                                                       34,317,609           34,111,015
            Prepaid expenses and other                                           270,808              226,065
            Deferred income tax assets                                           534,350              513,950
                                                                            ------------         ------------
                       Total current assets                                   48,816,446           50,917,388
                                                                            ------------         ------------
Property, plant and equipment, at cost                                        27,906,222           27,712,994
            Less-Accumulated depreciation                                    (12,495,082)         (11,773,895)
                                                                            ------------         ------------
                       Net property, plant and equipment                      15,411,140           15,939,099
                                                                            ------------         ------------
Other assets                                                                     100,051              115,377
                                                                            ------------         ------------
                       Total assets                                         $ 64,327,637         $ 66,971,864
                                                                            ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     February 28,         August 31,
                                                                                         2003                2002
                                                                                    ---------------    ---------------
                                                                                      (Unaudited)
Current liabilities:
           Accounts payable                                                           $  11,605,905      $  16,301,801
           Accrued liabilities                                                            2,595,687          3,702,838
           Current maturities of long-term debt                                           1,127,269          1,122,614
           Line of credit                                                                20,857,337         17,861,824
           Current maturities of prepetition debt                                             7,934              7,784
                                                                                     --------------     --------------

                      Total current liabilities                                          36,194,132         38,996,861

           Deferred income tax liability                                                    978,531            948,601
           Long-term debt, net of current maturities                                      9,977,588         10,372,474
           Long-term portion of prepetition debt, net of current maturities                 233,312            237,316
                                                                                    ---------------    ---------------

                      Total liabilities                                                  47,383,563         50,555,252
                                                                                    ---------------    ---------------
Commitments and contingencies

Stockholders' equity:
           Preferred Stock, $.01 par value; 5,000,000 shares authorized;
              0 shares issued and outstanding                                                   --                  --
           Common Stock, $.01 par value; 15,000,000 shares authorized;
              5,292,780 shares issued and 5,278,780 shares outstanding
              at February 28, 2003 and August 31, 2002                                       52,928             52,928
           Treasury Stock (14,000 shares, at cost)                                          (38,892)           (38,892)
           Additional paid-in capital                                                     6,353,656          6,347,209
           Retained earnings                                                             10,576,382         10,055,367
                                                                                    ---------------       ------------

                      Total stockholders' equity                                         16,944,074         16,416,612
                                                                                    ---------------       ------------

                      Total liabilities and stockholders' equity                       $ 64,327,637       $ 66,971,864
                                                                                    ===============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended                       Six Months Ended
                                                 February 28,        February 28,        February 28,         February 28,
                                                     2003                2002                2003                 2002
                                                --------------      --------------      --------------      --------------

Net Sales                                       $   31,639,782      $   26,374,635      $   63,511,763      $   51,796,450
Cost of sales                                       28,464,078          23,516,287          57,062,425          46,322,989
                                                --------------      --------------      --------------      --------------

       Gross profit                                  3,175,704           2,858,348           6,449,338           5,473,461

Selling, General and administrative expense          2,414,558           2,122,827           4,784,648           4,221,601
                                                --------------      --------------      --------------      --------------

       Operating income                                761,146             735,521           1,664,690           1,251,860

Other (income) expenses:
       Interest expense                                474,098             378,578             957,737             831,072
       Miscellaneous (income) expenses                 (79,647)             71,018            (157,093)         (1,065,914)
                                                --------------      --------------      --------------      --------------

Income before income tax expense                       366,695             285,925             864,046           1,486,702

Income tax expense:
                  Current                              144,927             122,961             333,501             555,721
                  Deferred                               5,373                 (45)              9,530               2,043
                                                --------------      --------------      --------------      --------------
                  Total Income Tax Expense             150,300             122,916             343,031             557,764

Net income                                      $      216,395      $      163,009      $      521,015      $      928,938
                                                ==============      ==============      ==============      ==============

Net income per common share
  (basic and diluted)                           $         0.04      $         0.03      $         0.10      $         0.18
                                                ==============      ==============      ==============      ==============

Weighted average shares outstanding                  5,278,780           5,278,780           5,278,780           5,278,780



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                          ----------------------------------
                                                                           February 28,        February 28,
                                                                               2003                2002
                                                                          --------------      --------------
Cash Flows From Operating Activities
       Net income                                                         $      521,015      $      928,938
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                                        721,187             576,565
            Loss sale of property, plant, and equipment                               --                 833
            Deferred income taxes                                                  9,530               2,043
            Decrease in accounts receivable, net                               2,301,735             230,737
            (Increase) Decrease in inventories                                  (206,594)          2,408,517
            Increase in prepaid expenses and other                               (29,417)            (86,368)
            Decrease  in accounts payable                                     (4,695,896)         (1,645,985)
            (Decrease) Increase in accrued liabilities                        (1,107,151)            104,639
                                                                          --------------      --------------

                  Net cash (used in) provided by operating activities         (2,485,591)          2,519,919
                                                                          --------------      --------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                              (193,228)           (105,315)
                                                                          --------------      --------------
                  Net Cash used in investing activities                         (193,228)           (105,315)

Cash Flows From Financing Activities:
       Net borrowings (payments) on line of credit                             2,995,513          (1,306,998)
       Payments on prepetition debt                                               (3,854)             (3,728)
       Warrants issued                                                             6,447              21,079
       Net payments on postpetition debt, net                                   (390,231)         (1,060,746)
                                                                          --------------      --------------

                  Net cash provided by (used) in financing activities          2,607,875          (2,350,393)
                                                                          --------------      --------------

Net (decrease) increase in cash and cash equivalents                             (70,944)             64,211

Cash and cash equivalents, beginning of period                                   202,809             211,352
                                                                          --------------      --------------

Cash and cash equivalents, end of period                                  $      131,865      $      275,563
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

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 2003, and its results of operations for the three and six months ended February 28, 2003 and February 28, 2002. Results of the Company's operations for the interim period ended February 28, 2003, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, as amended (the "Company's Form 10-K"), for the fiscal year ended August 31, 2002 ("Fiscal 2002"). Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       INVENTORIES:

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                            February 28,         August 31,
                                2003                2002
                           --------------      --------------

Finished goods             $   18,421,687      $   19,059,199

Raw materials                  15,553,879          14,684,869

Supplies                          996,161           1,011,967

Work-in-process                    58,250             108,695

Allowance for
   obsolete inventory            (712,368)           (753,715)
                           --------------      --------------

     Total inventories     $   34,317,609      $   34,111,015
                           ==============      ==============


4.       LONG -TERM DEBT AND LINE OF CREDIT:


The following is a summary of long-term debt and line of credit:                          FEBRUARY 28,     AUGUST 31,
                                                                                              2003            2002
                                                                                          -------------   -------------

Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST'S trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly at prime
plus .25% (4.5% at February 28, 2003).                                                    $  20,857,337   $  17,861,824

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75% at
February 28, 2003), maturing August 2008.                                                     1,647,310       1,657,436

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009.                                                                 270,041         284,546

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                              716,979         749,987

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                                  211,210         222,213

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                           387,067         449,858

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                                2,086,982       2,130,905

Acquisition note payable, unsecured, payable in quarterly installments of $15,000
(including interest at 8%), maturing April 2006.                                                225,000         225,000

Acquisition note payable, secured by equipment, payable in monthly installments of
$16,024, no interest, maturing May 2003.                                                        352,145         368,169

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed
schedule for interest, 7.0% at February 28, 2003), maturing March 2007.                       3,161,103       3,184,468

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 (including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 4.84% at February
28, 2003, maturing February 2009.                                                             1,315,811       1,410,714

Acquisition notes payable, unsecured, payable in monthly installments of
$16,666, maturing February 2007.                                                                731,209         811,792

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461
(including interest at 4%), maturing June 2023.                                                 241,246         245,100
                                                                                           ------------    ------------

Total                                                                                        32,203,440      29,602,012
                                                                                           ------------    ------------

    Less Current Maturities                                                                 (21,992,540)    (18,992,222)
                                                                                           ------------    ------------

Long-Term Debt                                                                             $ 10,210,900    $ 10,609,790
                                                                                           ============    ============


Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining borrowing capacity under the revolving credit line was $4.0 million as of February 28, 2003.

The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of February 28, 2003, the Company was in compliance with all covenants.

5.       SUPPLEMENTAL CASH FLOW INFORMATION:

                                                Six Months Ended
                                         February 28        February 28
                                            2003               2002
                                       --------------     --------------
Cash paid during the period for:

     Interest                          $      957,737     $      831,072
     Income taxes                      $      568,314     $      545,446
Noncash Investing Activities:
     Issuance of Warrant to Vendor     $        6,447     $       21,079




6.       RECLASSIFICATIONS:

For comparability, the 2002 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements . These policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on historical experience, the Company's observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies. The descriptions below are summarized, have been simplified for clarity, and should be read in conjunction with the notes to the Consolidated Financial Statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 7 years for furniture, fixtures and equipment and up to 30 years for facilities. These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment annually and when an event occurs that indicates an impairment may exist.

Accounts Receivable (doubtful accounts) Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management's evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company's allowance for doubtful accounts.

Revenue Recognition

TST's sales are recorded when products are shipped to customers. TST is reasonably assured a majority of the sales are collectible upon shipment due to it's credit policies and collection methods. For those accounts TST is not reasonably assured of collection the Company reserves against doubtful accounts based upon historical experience and management's evaluation of existing economic conditions. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

Inventories

Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and secured lender policies. The Company evaluates, and if necessary, adjusts reserves quarterly.

Historically, the Company has not reserved for slow moving, obsolete or bad inventories. Substantially all of the slow moving products can be repackaged into different formats or labels. Demand for products that are associated with obsolete technology slowly decline as sales of new hardware requiring new or different consumables increase. The reduced demand for products which are becoming obsolete is easily monitored and scheduled production of these items is adjusted accordingly. If damage is caused to a product it is most often minor in value and expensed as damage occurs.

Deferred Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Returns and Allowances

The Company records reductions in revenue when product are returned. Returns and allowances are monitored based on a historical percentage of sales. All returns must be approved by the Company prior to the product being returned, and in some instances a restocking fee is charged to the customer. The Company also monitors reasons for return, such as quality, shipping errors or ordering errors.

Commissions and Rebates

The Company reserves commissions and rebates paid to certain customers based on specific contractual agreements. These reserves are calculated based upon sales by customer, and adjusted quarterly to reflect increases and decreases in each customer's sales and payments of commissions and rebates.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002.

Net Sales---Net sales increased from $26.4 million in the three months ended February 28, 2002 to $31.6 million in the same period for the year ending February 28, 2003 ("Fiscal 2003"), an increase of $5.2 million or 20%. Net sales increased from $51.8 million in the six months ended February 28, 2002, to $63.5 million in the same period in Fiscal 2003, an increase of $11.7 million, or 22.6%. Net sales increased in the first and second quarters of Fiscal 2003, as compared to the corresponding period of the prior year, as a result of the acquisition of United Computer Supplies, Inc. and United Computer Supplies - East ("United") in April, 2002.

Gross Profit---Gross profit increased from $2.8 million in the three months ended February 28, 2002, to $3.2 million in the three months ended February 28, 2003, an increase of 11.1%. Gross profit increased from $5.5 million in the six months ended February 28, 2002, to $6.4 million in the same period in 2003, an increase of $1 million, or 17.8%. Gross profit as a percentage of net sales decreased from 10.8%, in the second quarter of Fiscal 2002, to 10.0% in the corresponding period of Fiscal 2003. Gross profit as a percentage of net sales decreased from 10.6% in the six month period ended February 28, 2002, to 10.2% in the same period in Fiscal 2003. Gross profit as a percentage of net sales decreased in the three and six month periods ended February 28, 2003, as compared to the corresponding periods of the prior year, resulting from the acquisition of a commodity product producer, United, which increased sales of lower margin products as a percentage of net sales.

Selling, General, and Administrative Expenses----SG&A expenses increased from $2.1 million in the three months ended February 28, 2002, to $2.4 million in the corresponding period of Fiscal 2003, an increase of $292,000, or 13.7%. SG&A as a percentage of net sales decreased from 8.0% in the second quarter of Fiscal 2002, to 7.6% in the corresponding period of Fiscal 2003. SG&A expenses increased from $4.2 million, or 8.2% of net sales for the six months ended February 28, 2002, to $4.8 million, or 7.5% of net sales in the same period of Fiscal 2003. The increase in SG&A as a dollar amount for the three and six month periods ended February 28, 2003, resulted primarily from the addition of United.

Interest Expense----Interest expense increased from $379,000 in the three months ended February 28, 2002, to $474,000 in the same period of Fiscal 2003, an increase of 25.2%. Interest expense increased from $831,000 in the six months ended February 28, 2002, to $958,000 in the corresponding period of Fiscal 2003, an increase of 15.2%. The increase in interest expense for the three and six months ended February 28, 2003, was primarily attributable to increased borrowings incurred to finance TST's acquisition of United.

Income Taxes---Income tax expense increased from $123,000 for the three months ended February 28, 2002, to $150,000 in the second quarter of Fiscal 2003. Income tax expense decreased from $558,000 for the six months ended February 28, 2002, to $343,000 in the six months ended February 28, 2003. The increase in income tax expense for the three months ended February 28, 2003, was attributable to an increase in profit. The decrease in income tax expense for the six months ended February 28, 2003, was due to a decrease in taxable income, resulting from a litigation settlement received in the first quarter fiscal 2002.

Liquidity and Capital Resources

Working capital increased to $12.6 million at February 28, 2003, from $11.9 million at August 31, 2002. This represented an increase of 5.9%.

Borrowings under TST's line of credit increased from $18 million at August 31, 2003, to $21 million at February 28, 2003, an increase of $3 million, or 16.8%. The increased borrowing primarily resulted from the decrease in accounts payable.

In April 2002, TST entered into an agreement with a bank for a two-year renewal of its revolving line of credit. The new agreement increases the line from $22 million to $25 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus .25% (4.5% at February 28, 2003), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 2003, there was a $4 million borrowing capacity remaining under the $25 million revolving line of credit. The revolving credit line will mature in May 2004.

In the third quarter fiscal 2003, TST intends to begin construction on a 34,500 square foot expansion of the Itasca, Illinois facility. TST has been approved for a construction and takeout loan with the current lender on the building. The cost of construction is currently estimated to be approximately $1.37 million.

We believe that the funds available under the loans encumbering our California, Texas, Pennsylvania, Illinois and West Virginia plants, the approved construction and take out loan, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of February 28, 2003, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of

Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" did not have a material impact on our financial position or results operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, management implemented a program to reduce inventory. From August 31, 2001 to August 31, 2002, TST reduced its inventory levels by $4.35 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United. Although inventories rose in the First Quarter 2003, management reduced it by the corresponding amount in the second quarter of fiscal 2003, and intends to continue reducing inventory levels through the remainder of Fiscal 2003. However, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST, or restrain management's attempts at reducing inventory.

For the six month period ended February 28, 2003, the price of raw materials has remained relatively stable. Management believes raw material prices will start to increase in the third quarter of fiscal 2003.

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

Market Conditions of TST

The primary product produced by the Company's acquisitions in fiscal 2001 and 2002, are continuous feed business forms. Management believes that the market for business forms, which declined in 2002, will continue to decline in 2003. However, the acquisitions also resulted in fewer competitors in this product category, thereby increasing the Company's market share and partially offsetting a reduction of sales. Management believes that the slowed economy will also effect the Fiscal 2003 results of operations.

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

We had both fixed-rate and variable-rate debts as of February 28, 2003. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at February 28, 2003, there was no material exposure to our financial position or results of operations.

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


     (b)  Reports on Form 8-K and 8-K /A

On April 3, 2002, we filed a Current Report on Form 8-K, dated March 19, 2002, to report the acquisition of substantially all of the personal property assets of United Computer Supplies, Inc. and United Computer Supplies-East, Inc. On June 3, 2002, we filed an amendment to the Current Report on Form 8-K, dated March 19, 2002, to include the financial statements of United Computer Supplies, Inc. and United Computer Supplies-East, Inc., and certain pro forma financial data. On April 2, 2003, we filed an Amendment No. 2 to the Current Report on Form 8-K, dated March 19, 2002, to include Audited Combined Financial Statements of United Computer Supplies, Inc. And United Computer Supplies-East, Inc. For the Years Ended December 31, 2000 and 1999. The following exhibits were filed with the Form 8-k, as amended:


         Exhibit No.       Description of Exhibits
         -----------       -----------------------

         2.1               Asset Purchase Agreement by and between Tst/Impreso,
                           Inc. and Bank of America, N.A., and Consented to by United Computer Supplies, Inc., United Computer
                           Supplies-East, Inc. and John R. Zimmerman dated as of
                           March 19, 2002

         99.1 Impreso, Inc. Press Release issued March 20, 2002 announcing the closing of the purchase

         99.2(a)           Audited Combined Financial Statements of United
                           Computer Supplies, Inc. and United Computer
                           Supplies-East, Inc. for the Year Ended December 31,
                           2001 and the Six Months ended February 28, 2002
                           (unaudited) listed in Item 7 (a)

         99.2(b)           Audited Combined Financial Statements of United
                           Computer Supplies, Inc. and United Computer
                           Supplies-East, Inc. for the Years Ended December 31,
                           2000 and 1999 listed in Item 7 (a)

         99.3              Unaudited Pro Forma Financial Statements of Impreso,
                           Inc. and Subsidiaries listed On Item 7 (b)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2003

                            Impreso, Inc.
                            (Registrant)


                            /s/ Marshall D. Sorokwasz
                            -----------------------------
                            Marshall D. Sorokwasz
                            Chairman of the Board, Chief
                            Executive Officer, President,
                            and Director

                            /s/ Susan M. Atkins
                            -----------------------------
                            Susan M. Atkins
                            Chief Financial Officer
                            and Vice President

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


Date: April 14, 2003                    Signature: /s/ Marshall D. Sorokwasz
                                                   ---------------------------
                                                       Marshall D. Sorokwasz
                                                       Chief Executive Officer

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

Date: April 14, 2003           Signature: /s/ Susan M. Atkins
                                          ---------------------------
                                              Susan M. Atkins
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description of Exhibits
-----------                -----------------------
99                         Certification