Form 10-Q
period 2003-05-31
IMPRESO INC
filed 2003-07-15
CIK 1108345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to __________________

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

    Class of Common Stock                    Shares outstanding at July 14, 2003
    ---------------------                    -----------------------------------
      $0.01 Par Value                                   5,278,780

                         IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  MAY 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NUMBER
                                                                       -----------
Item 1.    Consolidated Financial Statements:

           Interim Consolidated Balance Sheets at May 31, 2003
           (Unaudited) and August 31, 2002                                  1

           Interim Consolidated Statements of Operations for the
           Three and Nine Months Ended May 31, 2003 and 2002
           (Unaudited)                                                      3

           Interim Consolidated Statements of Cash Flows for the
           Nine Months Ended May 31, 2003 and 2002
           (Unaudited)                                                      4

           Notes to Interim Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Financial                9
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      14

Item 4.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K and 8-K/A                      16

SIGNATURES                                                                 17

INDEX TO EXHIBITS

                         IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        May 31,          August 31,
                                                                         2003               2002
                                                                      ------------      ------------
                                                                       (Unaudited)
Current assets:
         Cash and cash equivalents                                    $    172,259      $    202,809
         Trade accounts receivable, net of allowance for doubtful
           accounts of $289,328 at May 31, 2003 and $515,010
           at August 31, 2002                                           13,690,556        15,863,549
         Inventories                                                    31,624,477        34,111,015
         Prepaid expenses and other                                        304,513           226,065
         Deferred income tax assets                                        450,701           513,950
                                                                      ------------      ------------

                  Total current assets                                  46,242,506        50,917,388
                                                                      ------------      ------------

Property, plant and equipment, at cost                                  27,990,192        27,712,994
         Less-Accumulated depreciation                                 (12,852,759)      (11,773,895)
                                                                      ------------      ------------

                  Net property, plant and equipment                     15,137,433        15,939,099
                                                                      ------------      ------------

Other assets                                                                95,927           115,377
                                                                      ------------      ------------
                  Total assets                                        $ 61,475,866      $ 66,971,864
                                                                      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMPRESO, INC. AND SUBSIDIARIES

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    May 31,          August 31,
                                                                                     2003               2002
                                                                                 ------------      ------------
                                                                                  (Unaudited)
Current liabilities:
            Accounts payable                                                     $ 10,855,894      $ 16,301,801
            Accrued liabilities                                                     3,210,191         3,702,838
            Current maturities of long-term debt                                    1,136,266         1,122,614
            Line of credit                                                         18,019,387        17,861,824
            Current maturities of prepetition debt                                      7,784             7,784
                                                                                 ------------      ------------
                       Total current liabilities                                   33,229,522        38,996,861

            Deferred income tax liability                                           1,000,139           948,601
            Long-term debt, net of current maturities                               9,746,189        10,372,474
            Long-term portion of prepetition debt, net of current maturities          231,427           237,316
                                                                                 ------------      ------------
                       Total liabilities                                           44,207,277        50,555,252
                                                                                 ------------      ------------

Stockholders' equity:
            Preferred Stock, $.01 par value; 5,000,000 shares authorized;
               0 shares issued and outstanding                                             --                --
            Common Stock, $.01 par value; 15,000,000 shares authorized;
               5,292,780 shares issued and 5,278,780 shares outstanding
               at May 31, 2003 and August 31, 2002                                     52,928            52,928
            Treasury Stock (14,000 shares, at cost)                                   (38,892)          (38,892)
            Additional paid-in capital                                              6,353,656         6,347,209
            Retained earnings                                                      10,900,897        10,055,367
                                                                                 ------------      ------------

                       Total stockholders' equity                                  17,268,589        16,416,612
                                                                                 ------------      ------------
                       Total liabilities and stockholders' equity                $ 61,475,866      $ 66,971,864
                                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three Months Ended                  Nine Months Ended
                                                   May 31,           May 31,           May 31,           May 31.
                                                    2003              2002              2003              2002
                                                ------------      ------------      ------------      ------------
Net Sales                                       $ 28,872,753      $ 33,050,470      $ 92,384,516      $ 84,846,921
Cost of sales                                     25,624,297        29,342,219        82,686,722        75,665,209
                                                ------------      ------------      ------------      ------------

       Gross profit                                3,248,456         3,708,251         9,697,794         9,181,712

Selling, General and administrative expense        2,339,476         2,474,356         7,124,124         6,695,957
                                                ------------      ------------      ------------      ------------

       Operating income                              908,980         1,233,895         2,573,670         2,485,755

Other (income) expenses:
       Interest expense                              425,199           431,980         1,382,937         1,263,052
       Miscellaneous (income)                        (57,683)          (11,087)         (214,777)       (1,077,001)
                                                ------------      ------------      ------------      ------------

       Total other expenses                          367,516           420,893         1,168,160           186,051

Income before income tax expense                     541,464           813,002         1,405,510         2,299,704

Income tax expense:
                  Current                            111,692           359,985           445,193           915,706
                  Deferred                           105,257           (60,713)          114,787           (58,670)
                                                ------------      ------------      ------------      ------------
                  Total Income Tax Expense           216,949           299,272           559,980           857,036

Net income                                      $    324,515      $    513,730      $    845,530      $  1,442,668
                                                ============      ============      ============      ============
Net income per common share
  (basic and diluted)                           $       0.06      $       0.10      $       0.16      $       0.27
                                                ============      ============      ============      ============

Weighted average shares outstanding                5,278,780         5,278,780         5,278,780         5,278,780
                                                ============      ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                            May 31,           May 31,
                                                                             2003              2002
                                                                          -----------      -----------
Cash Flows From Operating Activities
       Net income                                                         $   845,530      $ 1,442,668
       Adjustments to reconcile net income to net cash
         used in operating activities-
            Depreciation and amortization                                   1,078,864          898,817
            Deferred income taxes                                             114,787          (58,670)
            Increase (Decrease) in accounts receivable, net                 2,172,993       (2,269,798)
            Decrease in inventories                                         2,486,538        6,716,000
            Increase in prepaid expenses and other                            (78,448)         (89,457)
            Decrease (Increase) in non current assets                          19,450          (27,304)
            Decrease in accounts payable                                   (5,445,907)      (6,796,449)
            (Decrease) Increase in accrued liabilities                       (492,647)         508,643
                                                                          -----------      -----------

                  Net cash provided by operating activities                   701,160          324,450
                                                                          -----------      -----------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                           (277,198)        (645,420)
       Proceeds from sale of property, plant and equipment, net                    --              832
       Acquisition of United Assets                                                --       (5,302,015)
                                                                          -----------      -----------
                  Net cash used in investing activities                      (277,198)      (5,946,603)
                                                                          -----------      -----------

Cash Flows From Financing Activities:
       Net borrowings on line of credit                                       157,563        1,216,075
       Payments on prepetition debt                                            (5,889)          (5,607)
       Net (payments) borrowing on postpetition debt                         (612,633)       4,277,893
       Warrants issued                                                          6,447           27,527
                                                                          -----------      -----------

                  Net cash (used in) provided by financing activities        (454,512)       5,515,888
                                                                          -----------      -----------

Net decrease in cash and cash equivalents                                     (30,550)        (106,265)

Cash and cash equivalents, beginning of period                                202,809          211,352
                                                                          -----------      -----------

Cash and cash equivalents, end of period                                  $   172,259      $   105,087
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

2. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 2003, and its results of operations for the three and nine months ended May 31, 2003 and May 31, 2002. Results of the Company's operations for the interim period ended May 31, 2003, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement, which is effective for the years ending after December 15, 2003 amends Statement No. 123 "Accounting for Stock-Based Compensation" and provides alternative methods of transition for voluntary change to the fair value-based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock based compensation. The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 24 "Accounting for Stock Issued to Employees" and related interpretations. However, the enhanced disclosure provisions as defined in SFAS No. 148 are effective for the fiscal quarter ended May 31, 2003, and have been adopted by the Company.

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

                                        May 31, 2003    August 31, 2002
                                        ------------    ---------------
             Finished goods             $ 17,208,288      $ 19,059,199

             Raw materials                13,959,026        14,684,869

             Supplies                      1,043,948         1,011,967

             Work-in-process                  81,561           108,695

             Allowance for obsolete         (668,346)         (753,715)
                                        ------------      ------------
             Total inventories          $ 31,624,477      $ 34,111,015
                                        ============      ============

5. LONG-TERM DEBT AND LINE OF CREDIT

The following is a summary of long-term debt and line of credit:

                                                                                         May 31,       August 31,
                                                                                          2003            2002
                                                                                       -----------    ------------
Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST's trademark "IMPRESO" (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly at prime plus .25% (4.5% at May 31, 2003). Line of Credit includes option to elect
Eurodollar interest rate for certain portions of the loan for specified periods.       $18,019,387    $ 17,861,824

                                                                                         May 31,       August 31,
                                                                                          2003            2002
                                                                                       -----------    ------------
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5%
above the 11th District cost of funds rate, whichever is greater; 7.75%at May
31, 2003), maturing August 2008.                                                         1,642,098       1,657,436

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at
8.50%), maturing December 2009.                                                            262,356         284,546

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at
8.50%), maturing August 2010. Revolving lender's blanket lien subordinated to
note's collateral.                                                                         699,421         749,987

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing
November 2010.                                                                             205,598         222,213

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 1.9% to 11.17%, maturing at various dates
from December 2002 through July 2005.                                                      331,734         449,858

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407
(including interest at 8%), maturing May 2011.                                           2,064,356       2,130,905

Acquisition balloon note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. Payments suspended
as of October 2002.                                                                        225,000         225,000

Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, maturing May 2003. Payments suspended as of September
2002.                                                                                      352,145         368,169

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed
schedule for interest, 7.0% at May 31, 2003), maturing March 2007.                       3,147,372       3,184,468

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 (including interest at a variable rate equal to 30 day Commercial Paper plus 350 basis points, 4.71% at May 31,
2003, maturing February 2009.                                                            1,262,240       1,410,714

Acquisition notes payable, unsecured, payable in monthly installments of $16,666,
maturing February 2007.                                                                    690,135         811,792

                                                                                           May 31,       August 31,
                                                                                            2003            2002
                                                                                        ------------    ------------
Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461
(including interest at 4%), maturing June 2023.                                              239,211         245,100
                                                                                        ------------    ------------

Total                                                                                     29,141,053      29,602,012
                                                                                        ------------    ------------

    Less Current Maturities                                                              (19,163,437)    (18,992,222)
                                                                                        ------------    ------------

Long-Term Debt                                                                          $  9,977,616    $ 10,609,790
                                                                                        ============    ============

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

As of May 31, 2003, the revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The line of credit has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. On May 31, 2003, the remaining availability under the revolving credit line was $7 million. As of May 31, 2003, the Company was in compliance with all covenants.

One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends.

Two of the notes payable are indebtedness of the Company resulting from a seller financing an acquisition the Company completed in 2001. Payments on these notes were suspended as a result of a breach by seller of an ancillary supply agreement entered into as part of the acquisition. On November 20, 2003, the seller filed for bankruptcy. The Company continues to record these obligations, while the related disputes are resolved.

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                           NINE MONTHS ENDED
                                      May 31, 2003   May 31, 2002
                                      ------------   ------------
Cash paid during the period for:

           Interest                    $1,354,635     $1,234,081

           Income taxes                $  736,184     $  770,590

Noncash Investing Activities:
     Issuance of Warrant to Vendor     $    6,447     $   27,527

7. STOCK OPTIONS

As of May 31, 2003, the Company maintains an Incentive Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25,

"Accounting for Stock Issued to Employees," and related Interpretations No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


         Nine Months Ended May 31,                                  2003           2002
                                                                  ---------     -----------
         Net earnings
                     As reported                                  $ 845,530     $ 1,442,668
                     Pro forma                                    $ 814,609     $ 1,380,926

         Net earnings per common and Common equivalent share:
                     Basic - as reported                               0.16            0.27
                     Diluted - as reported                             0.16            0.27
                     Basic - pro forma                                 0.15            0.26
                     Diluted - pro forma                               0.15            0.26


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements . These policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on historical experience, the Company's observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies. The descriptions below are summarized, have been simplified for clarity, and should be read in conjunction with the notes to the Consolidated Financial Statements in the Company's Form 10-K for Fiscal 2002.

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

Revenue Recognition

TST's sales are recorded when products are shipped to customers. TST is reasonably assured a majority of the sales are collectible upon shipment due to it's credit policies and collection methods. For those accounts TST is not reasonablely assured of collection the Company reserves against doubtful accounts based upon historical experience and management's evaluation of existing economic conditions. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 2003 AND MAY 31,
2002.

Net Sales --- Net sales decreased from $33.1 million in the three months ended May 31, 2002, to $28.9 million in the three months ended May 31, 2003 ("Third Quarter"), a decrease of $ 4.2 million or 12.6%. Net sales increased from $84.8 million in the nine months ended May 31, 2002, to $92.4 million in the same period in the year ending August 31, 2003 ("Fiscal 2003"), an increase of $7.5 million, or 8.9%. Net sales decreased in the Third Quarter, as compared to the corresponding period of the prior year, as a result of decreased sales of branded products and the slowed economy. The sales decreased due to new manufacturers in the marketplace of identical branded products. Net sales increased in the nine months ended May 31, 2003, due to the inclusion of a full nine months of sales from our acquisition on March 19, 2002, as compared to only
2.5 months in the corresponding period of the prior year.

Gross Profit --- Gross profit decreased from $3.7 million in the three months ended May 31, 2002, to $3.2 million in the three months ended May 31, 2003, a decrease of 12.4%. Gross profit increased from $9.2 million in the nine months ended May 31, 2002, to $9.7 million in the same period in 2003, an increase of $516,000 or 5.6%. Gross profit margin for the three and nine month periods ended May 31, 2002 and May 31, 2003, remained stable at 11%. The decrease and increase in Gross Profit for the three and nine month periods ended May 31, 2003, corresponded to the decrease and increase, respectively, of net sales for those periods.

Selling, General, and Administrative Expenses --- SG&A expenses decreased from $2.5 million in the three months ended May 31, 2002 to $2.3 million in the three months ended May 31, 2003. This decrease was primarily the result of lower travel and entertainment expenses which were higher in 2002 due to travel associated with the United acquisition. SG&A as a percent of net sales increased from 7.5% in the three months ended May 31, 2002, to 8.1% in the three months ended May 31, 2003 due to the decrease in sales. SG&A expenses for the nine months ended May 31, 2003 increased to $7.1 million from $6.7 million in the nine months ended May 31, 2002, but decreased as a percentage of net sales from 7.9% in the nine months ended May 31, 2002, to 7.7% in the nine months ended May 31, 2003. The decrease in SG&A as a percentage of sales for the nine months ended May 31, 2003, are due to the efficiencies achieved with the consolidation of the sales forces following the acquisition of substantially all of the operating assets of United Computer Supplies, Inc. and subsidiary ("United").

Interest Expense --- Interest expense decreased from $432,000 in the three months ended May 31, 2002, to $425,000 in the same period of Fiscal 2003. The decrease of 1.6% is due to the decrease in the prime interest rate on which our Line of Credit is based. Interest expense increased from $1.3 million in the nine months ended May 31, 2002, to $1.4 million in the corresponding period of Fiscal 2003, an increase of 9.5%. This increase was primarily attributable to increased borrowings due to the acquisition of substantially all of the operating assets of United.

Income Taxes --- Income tax expense decreased from $299,000 for the three months ended May 31, 2002, to $217,000 in the Third Quarter.

Income tax expense decreased from $857,000 for the nine months ended May 31, 2002, to $560,000 in the nine months ended May 31, 2003. The decrease in income tax expense for the three and nine month periods ended May 31, 2003, as compared to the corresponding periods of the prior year is a result of decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $13 million at May 31, 2003, from $12 million at August 31, 2002. This represented an increase of 9.3%.

Effective October 28, 2002, TST entered into an amended and restated loan agreement with a commercial financial corporation, which matures in May 2004. The agreement provides for a $25 million line of credit and an inventory sub-limit of $21 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. A new provision in the amended and restated loan agreement allows the Company to elect the application of a Eurodollar interest rate plus 2.75% for 90 day periods to specified amounts of the loan.

Available borrowings under this line of credit, which accrued interest at the prime rate of interest plus .25% (4.5% at May 31, 2003), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2003, there was a $7 million borrowing capacity remaining under the $25 million revolving line of credit.

On July 7, 2003, we elected to implement the Eurodollar interest rate, currently 1.110% plus 2.75%, to $12,000,000 of our outstanding loan balance. This rate is locked for 90 days.

On April 22, 2003, we executed a one-year, $1.4 million construction loan with the current mortgagee of the Itasca, Illinios building to expand the building an additional 34, 500 square feet.

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

As of May 31, 2003, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" does not have a material impact on our financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a large inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, we implemented a program to reduce inventory. From August 31, 2001 to August 31, 2002, TST inventory levels were reduced by over $4.3 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United in March 2002. In the nine months ended May 31, 2003, inventories decreased an additional $2.5 million. Management intends to continue reducing inventory through the remainder of Fiscal 2003, however, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST or restrain management's attempts at reducing inventory.

For the six month period ended February 28, 2003, the price of raw materials had remained relatively stable. During the Third Quarter, the price of raw materials started to rapidly drop. Management believes that prices will continue to decrease through the end of our 2003 fiscal year and the first three months of the fiscal year ending August 31, 2004.

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

MARKET CONDITIONS

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in 2002, will continue to decline in 2003 although it will be partially offset by fewer competitors in the market place. Management believes that the slowed economy had a significant impact on Third Quarter results of operation, and will continue to affect the Fiscal 2003 results of operations.

The slowed economy has resulted in an increase in bad debt. One of our larger customers filed a Chapter 11 bankruptcy on May 7, 2003, owing us approximately $450,000. Of this amount, $219,000 has been written off as bad debt expense this quarter, the remainder has been reserved for in our bad debt reserve. Although the Company has not been served with any notice of a preference action, we could be subject to a preference action of approximately $1 million by the debtor's bankruptcy trustee. Due to the range of remittance dates by the debtor before and during the preference period, we believe we will prevail in any litigation by the trustee of the bankruptcy for this alleged preference with the ordinary course of business defense available under the Bankruptcy Code.

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

SUBSEQUENT EVENTS

In the third quarter fiscal 2003, TST sought approval from the Village of Itasca for its construction plan on a 34,500 square foot expansion of the Itasca, Illinois facility. TST believes it will receive such approval on July 17, 2003. TST has executed a construction and takeout loan with the current lender on the building. The cost of construction is currently estimated to be approximately $1.37 million.

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

We had both fixed-rate and variable-rate debts as of May 31, 2003. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at May 31, 2003, there was no material exposure to our financial position or results of operations.

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

     (b)    Reports on Form 8-K and 8-K/A

                                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2003

                                                Impreso, Inc.
                                                (Registrant)

                                                /s/ Marshall Sorokwasz
                                                --------------------------------
                                                Marshall Sorokwasz
                                                Chairman of the Board, Chief
                                                Executive Officer, President,
                                                and Director


                                                /s/ Susan Atkins
                                                --------------------------------
                                                Susan Atkins
                                                Chief Financial Officer
                                                and Vice President

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


Date: July 15, 2003            Signature: /s/ Marshall D. Sorokwasz
                                          --------------------------------------
                                              Marshall D. Sorokwasz
                                              Chief Executive Officer

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: July 15, 2003               Signature: /s/Susan M. Atkins
                                             -----------------------------------
                                             Susan M. Atkins
                                             Chief Financial Officer

INDEX TO EXHIBITS


Exhibit No.                Description of Exhibits
-----------                -----------------------
99                         Certification