Form 10-K
period 2003-08-31
IMPRESO INC
filed 2003-12-16
CIK 1108345

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003
OR
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission File Number 000-29883 _____________

Impreso, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2849585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

652 Southwestern Blvd., Coppell, Texas	75019
(Address of principal executive offices)	(Zip code)

(972) 462-0100
(Registrant’s telephone number, including area code)

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

YES  [X]   NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [  ]   No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, based upon the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was approximately $ 3,033,427.

There were 5,278,780 shares of the registrant’s Common Stock outstanding as of November 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year (the “Proxy Statement”). Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

ITEM 1. BUSINESS

GENERAL

Impreso, Inc. is the holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner of Hotsheet.com®, an online web reference directory.

The primary operating company, TST, was founded in 1976. TST operates in the hard copy supply market, which encompasses those products used with a hard copy output or “imaging” device. Approximately 98% of TST’s total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its six manufacturing facilities and 51 public distribution warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO® label, generic labels and private labels. In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation (“IBM”) for the manufacture and distribution of a selected line of paper products. In 2003, this agreement was extended to 2007.

The hard copy imaging business is a very competitive industry. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry’s customers, products and channels of distribution. TST has strategically located its distribution points so that it can deliver its products to customers in most major cities in the United States within 24 hours. TST has approximately 3,800 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers’ sales representatives, extensive marketing programs, referrals and reputation.

Our other subsidiary, Hotsheet.com, Inc., owns and operates the Hotsheet.com web portal. Hotsheet® is an internet website directory, or portal, specializing in listing popular and useful web destinations utilized by a wide general audience. The 14 primary categories provide over 500 links to premier sites. Hotsheet is unique due to the single-page presentation of the main directory.

Services provided by Hotsheet.com include My Hotsheet, a unique method of bookmark management that lets users create their own personalized page of categorized favorite links and Hotsheet Super Search, a “meta-search” that combines results from multiple web search engines and ranks them by relevance. For the years ended August 31, 2003, 2002 and 2001, net sales of Hotsheet.com , Inc. amounted to $158,755, $122,629, and $171,256, respectively.

TST’S PRODUCTS

The product line during the fiscal year ended August 31, 2001 (“Fiscal 2001”) consisted of the following:

Continuous Computer Stock Business Forms. We maintain a wide variety of standard continuous computer stock business forms in various types of papers, formats for readability and contrast, and basis weights. Upon request, we occasionally produce customized forms for larger customers.

Thermal Facsimile Paper. Our thermal facsimile papers are suitable for use with all original equipment manufacturers’ (OEM’s) machines currently on the market and are warranted against damage that the paper may cause to a customer’s thermal facsimile machine.

Cut Sheet Paper for use in Laser Printers, Copying Machines and Plain Paper Facsimile Machines. We convert cut sheet products, including IMPRESO Lazer Cut Sheets®.

Cut Sheet Paper for use in Ink Jet Printers. We manufacture two types of ink jet paper, coated and un-coated. Coated ink jet paper, in both glossy and matte, is designed for superior high resolution color graphics and photographic reproductions. Uncoated ink jet paper is primarily used for traditional monochrome applications.

Digital Photo Ink Jet Paper. Used for printing images from digital cameras, photo CD’s, the Internet, or desktop scanners.

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

Fine Cotton Business Stationery Line. Fine cotton business stationery for sale at the retail level. High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM’s Infoprint® family of continuous-feed printing systems like the Infoprint 3000, Infoprint 4000, and Infoprint 4100. In addition, this paper can be used in Xerox® or OCE® systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.

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

Expanded Line of Wide Format Ink Jet Media. Additional SKU’s with expanded widths and lengths to accommodate new printer capabilities within the market.

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

CD/DVD Labels. Pre-formatted, die cut, adhesive paper for printing CD/DVD labels.

Ink Jet Address Labels. Pre-formatted, die cut, adhesive paper for printing ink jet address labels.

Two sided Glossy Coated Ink Jet Paper. Gloss coated on both sides for brilliant, high-contrast color images with photographic detail.

Professional Grade Ultimate Glossy Photo Paper. Designed for ink jet printers, this ultra-bright, 100-plus whiteness paper creates a “true photograph” look and feel for high-end applications.

File Folders. Manilla folders available in letter and legal size.

Rolodex and Index cards.

99 Brite Ultimate InkJet and Ultimate Laser Paper. Twenty-four pound ultra-bright paper for laser, ink jet, and multi-functional equipment.

Recycled Computer Paper Line. Three recycled grades introduced with varying brightnesses, including an 84 bright, 30% post-consumer waste product which meets governmental agencies’ recycled requirements.

Custom Printed Point of Sale/Add Rolls (Company logo, return policy, etc.)

Crayola Brand “Print & Color” Specialty Fun Papers: Includes Crayola T-Shirt Transfers, Crayola Greeting Cards with Envelopes, Crayola Glossy Photo Paper, Crayola Classic Colors, Crayola Assorted Brights and Pastels, Crayola Cling Art, Crayola Stardust Magnets and Stickers, Crayola Stardust Paper and Crayola Repositional Stickers.

TST’S TRADEMARK LICENSE

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. Through various amendments the authorized product lines have been expanded and the term extended to April 30, 2007. TST began shipping IBM branded products in fiscal 1998. Substantially all of the products manufactured by TST are also marketed under the IBM Brand Paper Program. TST has been actively soliciting distributors, dealers and retail accounts into the IBM program and has established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from us as a direct result of their participation in the IBM Brand Paper Program.

In February 2002, TST entered into a trademark licensing agreement with Binney & Smith, owner of the Crayola Trademark. The agreement provides for TST to manufacture and distribute a select line of Crayola® imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico. TST began shipping Crayola branded products in March 2002. The addition of the Crayola brand has helped the Company diversify its position in the retail segment through mass merchant and food and drug store channels by attracting new end-users such as teachers, children and parents. Management believes that brand name identification is an effective tool for penetration of the paper industry’s market and maintenance of profit margins.

TST’S MARKETING AND DISTRIBUTION

TST markets its products to approximately 3800 customers through its own sales force and established manufacturers’ representatives. TST’s targeted customers are business consumable and office machine dealers and large and medium size mass merchants, including computer and office superstores. We are continually seeking to diversify our customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels.

TST has 57 distribution points (51 public distribution warehouses and six manufacturing locations), which enable it to deliver products to most major cities in the United States within 24 hours. TST’s primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers’ representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

TST sells to the following types of customers:

•	Business Forms Dealers - Businesses that primarily buy and resell various types of business forms. Examples include Standard Forms, American Business Forms and Better Business Forms.

•	Wholesale Stationers - Businesses that supply a large variety of office products to office product dealers. Wholesale stationers generally do not sell directly to the end user. Examples include United Stationers, SP Richards, and Daisytek.

•	Office Products Dealers - Businesses that generally purchase a majority of their products from wholesale stationers, but often negotiate directly with manufacturers. Examples include Navrat’s Office Products and Crest Office Supply.

•	Paper Merchants - Businesses that sell all types of papers to printers and dealers and directly to end users. Examples include Unisource, Xpedx and Ris Paper.

•	Consumer Electronics Stores - Businesses that sell retail to the end user in a broad spectrum electronics environment. Examples include Frye’s, Best Buy and CompUSA.

•	Mass Merchants - Discount department stores with retail sections that sell computer, copier and facsimile related supplies. Examples include Kmart and Army and Air Force Exchange Service.

•	Grocery and Drug Store Chains - Businesses that sell computer consumables as a convenience to its customer and secondary sale to its primary target product. Examples include Walgreen’s, Kroger and Rite-Aid.

•	Wholesale Clubs/Office Superstores - Businesses that sell large quantities of inventory at or near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services and support to the extent that wholesale stationers provide their customers. Examples include Staples, Costco and BJ’s.

•	Buying Groups - Groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers. Examples include Independent Stationers and Association of Independent Printing Paper Merchants.

•	Computer Aided Design (CAD) Supply Dealers - Dealers that typically sell wide format supplies and papers to architects and engineers. Examples include CAD Supply Specialty and IMPACO.

•	Contract Stationers - Companies that offer a complete catalog of office and business supplies generally to large corporations. In many cases, various types of products are bundled and sold under contract. Examples include Corporate Express, Boise Cascade Office Products and Staples.

•	Cash Register Dealers - Dealers that sell cash register systems and point of sale supplies to businesses such as restaurants and retail vendors. Examples include Impact Paper, USA Paper and Columbia Paper & Ribbon.

Though TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. One customer, Staples, Inc. (“Staples”) accounted for more than 10% of TST’s sales in the years ended August 31, 2003, 2002 and 2001. Another customer, Xpedx, accounted for more than 10% of TST’s sales in the years ended August 31, 2002 and 2001. There can be no assurance that purchases by these customers will remain at significant levels. TST may in the future be dependent on Staples, Xpedx, or other significant customers. The loss of Staples, Xpedx or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of the year ended August 31, 2002 (“Fiscal 2002”), we implemented a program to reduce inventory and reduced inventory levels by $4.35 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United Computer Supplies, Inc. in April 2002. We reduced inventory levels in the fiscal year ending August 31, 2003 (“Fiscal 2003”) by $5.6 million. Management intends to continue reducing inventory through the year ending August 31, 2004 (“Fiscal 2004”), however, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST or restrain our attempts at further reducing inventory.

In recent years we have depended primarily on international vendors of raw materials. One of the largest vendors from Asia suffered a financial crisis and created a supply disruption and a tighter raw material market for the Company. In reaction to the last year the Company shifted its supply chain from international to domestic sources, which historically charge higher prices for raw materials. This shift could have a material adverse effect on the results of operation by making our finished goods pricing uncompetitive

For the six month period ended February 28, 2003, the price of raw materials had remained relatively stable. During the third and fourth quarter of Fiscal 2003, the price of raw materials rapidly dropped. Prices continued to decrease through the first quarter of Fiscal 2004, but we believe they will stabilize in the second quarter.

TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline, if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company’s business could be materially adversely affected.

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

MARKET CONDITIONS OF TST

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in 2003, will continue to decline in 2004. Management believes that the slowed economy had a significant impact on Fourth Quarter results of operation, and will continue to affect the year ending August 31, 2004, results of operations.

The slowed economy has resulted in an increase in bad debt. One of our larger customers filed a Chapter 11 bankruptcy on May 7, 2003, owing us approximately $450,000. This amount, has been written off as bad debt expense this fiscal year. Although the Company has not been served with any notice of a preference action, we could be subject to a preference action of approximately $1 million by the debtor’s bankruptcy trustee. Due to the range of remittance dates by the debtor before and during the preference period, we believe we will prevail in any litigation by the trustee of the bankruptcy for this alleged preference with the ordinary course of business defense available under the Bankruptcy Code.

TST sales significantly declined in June, July, and August 2003, which resulted in poor financial performance. In order to reduce our overhead to compensate for reduced sales on September 30, 2003, we reduced our workforce and employee benefits, eliminated administrative overtime, froze wages and all capital expenditures. When all reductions are completely implemented, we estimate a reduction of expenses on an annual basis of $2.5 million.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. If the market for finished goods decreases, then the adverse impact of the seasonal fluctuations on the Company will be greater.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

TST’S BACKLOG

The dollar value of TST’s order backlog as of August 31, 2003 and 2002, was approximately $ 3.2 million and $3.7 million, respectively. TST’s ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to TST’s increased net sales.

TST’S COMPETITION

TST competes with a number of other business organizations within the paper industry, some of which have substantially greater financial, human and other resources. TST currently competes principally with manufacturers that distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than TST, to sell direct and to dealers. In some cases, this has led to TST’s customers reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions for TST, because certain of TST’s suppliers have subsidiaries that compete with TST and these suppliers generally support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment in order to convert the evolving types of business consumables required by the advancement of technology, to expand facilities to house the increasing number of types of products available and for just-in-time inventory purchasing practices of customers.

TST has remained competitive by incorporating the manufacture and distribution of technical and high recognition branded paper products into its line. The addition of technical products into our line has positioned TST as a supplier of business consumables at the initial growth stages of the technology’s introduction into the market and, therefore, at the greatest opportunity for strong profit margins and growth in unit sales. Sales of branded products benefit from brand loyalty and name recognition. Since TST began the manufacture and distribution of technical and trademark licensed branded products, and has penetrated new distribution channels with its expanding product lines, management believes that in the future the companies TST will compete with will change as the consolidation within the paper industry causes competitors to branch into other categories of products that may not compete with the lines we offer.

Over the past 10 years, the number of national producers of stock computer forms has decreased from 19 to two through consolidation and business closures. Continuing consolidation within the paper industry of regional suppliers provides new customer opportunities for TST, which offsets the loss of customers who are going out of business from the slowed economy. The acquisition of United in Fiscal 2002 resulted in a substantial number of new customers which were captured without compromise to the Company’s profit margins or substantial increases in selling, general and administrative expenses as a percentage of net sales.

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

TRADEMARKS

TST uses the trademark IMPRESO, a Spanish word meaning “printed matter”, on certain products it manufactures and distributes. The trademark and service mark is registered in the United States. These registrations are effective until August 2009 and May 2010, respectively.

The IMPRESO trademark is also registered in Canada and Great Britain. These foreign registrations are effective until July 2007 and October 2007. The foreign registration renewal for the IMPRESO trademark in Italy has been submitted, but we have not received the certificate from the Italian administration. An application to register the IMPRESO trademark under the new European Community Trademark regulations, which was filed July 19, 2000, was denied and subsequently abandoned due to the generic meaning of the word “impreso” in Spain and Portugal.

Management believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of TST’s products. The goodwill value associated with the name IMPRESO has been pledged as an asset to TST’s current primary secured lender under TST’s revolving line of credit.

TST also has a trademark registration in the United States for “Lazer Cut Sheets®” and “Lazer Bond®”, effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that TST manufactures.

The United States service mark registration obtained on Hotsheet, our subsidiary’s proprietary Internet portal, is effective until January 2008. The European Community Trademark registration for Hotsheet.com is effective until February 2010. The United States service mark registration for Shopsheet®, a subportal of Hotsheet.com, is effective until February 2010.

The acquisition of United’s assets in March 2002 included one United States trademark: Computer Paper, Computer Paper, which registration is effective until December 2003.

SERVICE AND SUPPORT

We believe that customer service is an important factor in product sales and customer satisfaction. Service and support include TST’s own in-house trucking which back-hauls goods for other entities, which reduces transportation costs and improves customer service. Our in-house graphics department can design and prepare layouts of packaging and can produce negatives, which allows TST speed and flexibility when bringing new products or packaging into the marketplace. TST also sells its graphics capabilities to its customers. TST’s customer service department can expedite service because its computer system sends a bill of lading by facsimile to the appropriate distributing warehouse and an order acknowledgment to the receiving customer when an order is entered by a customer service representative. TST’s computer system automatically calculates inventory levels at each warehouse and the amount of raw materials it must purchase, and identifies which of its plant locations will manufacture an order.

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

EMPLOYEES

We had 295 full-time employees at August 31, 2003 of whom approximately 70% are engaged in manufacturing TST’s products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work.

ITEM 2. PROPERTIES

TST operates six manufacturing plants encompassing an aggregate of approximately 419,000 square feet of space. The Coppell, Texas, facility, where our executive offices are located, is approximately 75,000 square feet. TST owns five of its manufacturing plants, which are located in Coppell, Texas; Kearneysville, West Virginia; Fontana, California; Greencastle, Pennsylvania; and Itasca, Illinois. The facilities in Fontana, California, are encumbered by a mortgage maturing in 2008. The Coppell and Greencastle plants are encumbered by mortgages maturing in 2011. The West Virginia property is encumbered by mortgages maturing in 2023. The Itasca, Illinois facility’s mortgage matures in April 2012. TST maintains a manufacturing facility in Elk Grove, Illinois and warehouse space in Dallas, Texas under month to month leases. Two regional office spaces in Reading, Pennsylvania and Hunnington, New York were terminated in fiscal 2003. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $768,495 in Fiscal 2003 and $998,409 in Fiscal 2002. Costs incurred for the 51 public distribution and 7 storage warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $1.6 million for Fiscal 2003.

In August 2003, TST executed a lease with an option to purchase a 414,000 manufacturing facility located in Chambersburg, Pennsylvania. The Landlord is completing substantial renovations on the building and we believe the plant will be available for full occupancy in January 2004. We intend to exit and sell the Kearneysville, West Virginia and Greencastle, Pennsylvania buildings as soon as practical. We will also exit four storage warehouses and store the inventory in Chambersburg.

The Itasca, Illinois plant is under expansion. We are adding on 34,820 square feet and intend to consolidate the Elk Grove plant into Itasca.

We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2003, TST was operating at approximately 75% capacity for all of the products it manufactures, which will allow it to increase production to meet increased demand, if any, with no immediate capital investment.

Our Hotsheet operation is currently operating from our headquarters at the Coppell , Texas facility and through its internet service providers located in Dallas, Texas and Providence, Rhode Island.

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. Simultaneously with the initiation of the lawsuit, TST requested that its disputes with the vendor be submitted to arbitration through the American Arbitration Association’s Dallas, Texas office. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand for arbitration by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. Trial is set for March 2005.

In Fiscal 2003 an employee filed suit under the Family Leave and Medical Act claiming retaliatory treatment (firing) in violation of the FMLA. TST intends to vigorously contest liability and believes the lawsuit is without merit. The amount of her claim is not known at this time. There is no trial setting.

TST is the defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. These liabilities are included on the Company’s balance sheet. TST recently filed a motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From September 1, 2000 to May 24, 2001, our stock was reported on the Nasdaq National Market (“NNM”) under the symbol ZCOM. On May 25, 2001, our common stock began trading on the Nasdaq SmallCap Market (“NSCM”) under the symbol ZCOM. The high and low closing prices for the common stock, as reported on the NNM and NSCM in the respective time frames, are as follows:

	Price Range

2003 Fiscal Year	High	Low

First Quarter (Sept. - Nov.)	$2.50	$1.92
Second Quarter (Dec. - Feb.)	2.87	1.86
Third Quarter (Mar. - May)	2.20	1.75
Fourth Quarter (June - Aug.)	2.40	1.73

	Price Range

2002 Fiscal Year	High	Low

First Quarter (Sept. - Nov. )	$2.49	$1.12
Second Quarter (Dec. - Feb.)	4.35	2.30
Third Quarter (Mar. - May)	3.35	2.50
Fourth Quarter (June - Aug.)	3.20	1.82

On November 19, 2003, the closing price for the common stock on the NSCM was $1.86 and the common stock was held by approximately 750 stockholders of record, including holdings through nominee or street name accounts with brokers.

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends to our stockholders in the foreseeable future. Any such dividends will be declared in compliance with the restrictive covenants of our subsidiary’s lender that no cash dividends paid during any one calendar year shall exceed current year’s net profit. We also intend to reinvest earnings, if any, in the development and expansion of our businesses. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and our financial position, general economic conditions and other pertinent factors.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our selected financial data as of and for the five years ended August 31, 2003 (“Fiscal 2003”). The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements appearing elsewhere in this document.

SELECTED FINANCIAL DATA (a)
Years Ended August 31,

	1999	2000	2001	2002	2003

Operations Data:
Net Sales	$61,506,207	$74,117,661	$96,208,411	$123,065,514	$120,460,870
Net Income (loss)	774,352	931,317	1,246,945	1,676,442	617,831

Earnings (loss) per common share:
Net Income (loss)	0.15	0.18	0.24	0.32	0.12

Consolidated Balance Sheet Data:
Total assets	33,084,378	39,383,548	62,202,597	66,971,864	56,336,300
Long-term debt (excluding current maturities)	2,629,272	3,782,079	6,328,454	10,609,790	9,571,934
Stockholders’ Equity	$12,573,273	$13,504,590	$14,712,643	$16,416,612	$17,040,890

(a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements . These policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Accounts Receivable (doubtful accounts) Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Revenue Recognition

TST’s sales are recorded when products are shipped to customers. TST is reasonably assured a majority of the sales are collectible upon shipment due to its credit policies and collection methods. For those accounts TST is not reasonably assured of collection the Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

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

The Company records reductions in revenue when products are returned. Returns and allowances are monitored based on a historical percentage of sales. All returns must be approved by the Company prior to the product being returned, and in some instances a restocking fee is charged to the customer. The Company also monitors reasons for return, such as quality, shipping errors or ordering errors.

Commissions and Rebates

The Company reserves commissions and rebates paid to certain customers based on specific contractual agreements. These reserves are calculated based upon sales by customer, and adjusted quarterly to reflect increases and decreases in each customer’s sales and payments of commissions and rebates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2003, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2002

Net Sales—Net sales decreased from $123.1 million in Fiscal 2002 to $120.5 million in Fiscal 2003, a decrease of $2.6 million or 2.1%, due primarily to a slowed economy.

Gross Profit—Gross profit increased from $12.6 million in Fiscal 2002 to $12.7 million in Fiscal 2003, an increase of $87,000 or 1.0%. Our gross profit percentage increased from 10.3% for Fiscal 2002 to 10.5% for Fiscal 2003. The gross profit percentage increase was primarily the result of the price of paper falling more rapidly than the reduction of our selling prices to our customers.

Selling, General and Administrative Expenses—SG&A expenses for Fiscal 2003 were $10.2 million, 8.5 % of net sales, as compared to $9.3 million, or 7.6% of net sales for Fiscal 2002. SG&A increased as a percentage of net sales in Fiscal 2003, due to the rising cost of employee health benefits and bad debt write off.

Interest Expense—Interest expense increased from $1.7 million for Fiscal 2002 to $1.8 million for Fiscal 2003, an increase of $43,000 or 2.5%. This increase is attributable to the United Computer Supplies, Inc. acquisition plants and equipment financing.

Income Taxes—Income tax expense was $1.1 million for Fiscal 2002 as compared to $400,100 for Fiscal 2003. The decrease in tax expense resulted primarily from decreased profits and other income for Fiscal 2003.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2002, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2001

Net Sales—Net sales increased from $96.2 million in Fiscal 2001 to $123.1 million in Fiscal 2002, an increase of $26.9 million or 27.9%, due primarily to the acquisition of United and fewer competitors in the marketplace.

Gross Profit—Gross profit increased from $11.5 million in Fiscal 2001 to $12.6 million in Fiscal 2002, an increase of $1.2 million or 10.1%. Our gross profit percentage decreased from 11.9% for Fiscal 2001 to 10.3% for Fiscal 2002. The gross profit percentage decrease was primarily the result of increased fixed costs from the acquisition of United and higher transportation costs.

Selling, General and Administrative Expenses-— SG&A expenses for Fiscal 2002 were $9.3 million, or 7.6% of net sales, as compared to $7.9 million, or 8.2% of net sales for Fiscal 2001. SG&A decreased as a percentage of net sales in Fiscal 2002, due to our acquisition of United’s customers, elimination of duplicate marketing personnel and leveraging existing fixed costs.

Interest Expense-— Interest expense increased from $1.6 million for Fiscal 2001 to $1.7 million for Fiscal 2002, an increase of $112,000 or 6.9%. This increase is attributable to increased financing of plants and equipment.

Income Taxes-— Income tax expense was $777,000 for Fiscal 2001, as compared to $1.1 million for Fiscal 2002. The increase in tax expense resulted primarily from increased profits and other income for Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $203,000 at August 31, 2002 to $95,000 at August 31, 2003.

Borrowings under TST’s line of credit decreased from $17.9 million at August 31, 2002 to $14.4 at August 31, 2003, a decrease of $3.5 million, or 19.6%. The decreased borrowing primarily resulted from TST decreasing its raw material inventory.

Working capital increased to $12.7 million at August 31, 2003, from $11.9 million at August 31, 2002, an increase of $800,000 or 6.7%. This increase is primarily attributable to a decrease in TST’s Accounts Payable of $5.2 million, and a decrease in borrowings under its line of credit of $3.5 million.

Effective October 28, 2002, TST entered into an amended and restated loan agreement with a commercial financial corporation, which matures in May 2004. The agreement provides for a $25 million line of credit and an inventory sub-limit of $21 million. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company. A new provision in the amended and restated loan agreement allows the Company to elect the application of a Eurodollar interest rate plus 2.75% for 30, 60 or 90 day periods to specified amounts of the loan. Available borrowings under this line of credit, which accrued interest since July 3, 2003, on $12,000,000 at LIBOR plus 2.75% (3.86 % at August 31, 2003), balance at prime plus .25% (4.25 % at August 31, 2003), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 2003, there was a $5.8 million borrowing capacity remaining under the $25 million revolving line of credit. The revolving credit line will mature in May 2004.

On October 6, 2003, we executed another 90 day LIBOR interest rate election of 1.150 % plus 2.75%, to $10 million of our outstanding loan balance.

On April 22, 2003, we executed a one-year, $1.4 million construction loan with the current mortgagee of the Itasca, Illinois building to expand the building an additional 34, 800 square feet.

We believe that the funds available under the loans encumbering our California, Texas, Pennsylvania, Illinois and West Virginia plants, the construction loan for the expansion at the Itasca facility, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc. may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

At August 31, 2003, the Company had the following contractual obligations and other commercial commitments*:

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years

Long-Term Debt**	$10,923,247	$1,351,315	$1,710,455	$1,371,577	$6,489,900
Operating Leases	273,506	121,226	98,316	53,964	0
Deferred Compensation	187,000	37,400	74,800	74,800	0

Total Obligations & Commitments	$11,383,753	$1,509,941	$1,883,571	$1,500,341	$6,489,900

*This table does not include the balance on the revolving line of credit.

**Excludes related interest amounts.

As of August 31, 2003, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.

SUBSEQUENT EVENTS

In September 2003, the Company implemented numerous cost savings measures such as an approximate 15% reduction in our workforce and reduction of various benefits. We believe these actions, combined with our in-progress reconfiguration and consolidation of our operations will have a significant affect on income and profitability in the future. We intend to exit and sell two plants and have exited four public warehouses, combining all of these operations in a Chambersburg, Pennsylvania building we leased. The Landlord of the building is renovating the project and we expect to fully occupy the facility in January 2004. In addition, we are expanding our Itasca, Illinois plant by 34,800 square feet, and intend to exit our leased building in Elk Grove, Illinois, consolidating it in Itasca. We expect this construction to be completed in March 2004. Once both projects are completed, the company will have reduced the number of manufacturing locations the company operates from six to four, with square footage increasing from approximately 420,000 to 690,000. From November 30, 2002, to December 9, 2003, our borrowings on our line of credit decreased from approximately $23 million to $8.9 million. During the same period, the Company reduced its inventory from approximately $40 million to $23.3 million.

On October 9, 2003, in the United States District Court Central District of California Southern Division, Avery Dennison Office Products Company and Avery Dennison Corporation (“Avery”) filed a patent infringement lawsuit against TST claiming TST’s business cut card products infringed on patents and pending patents owned by Avery. The parties have executed a standstill agreement while TST investigated the claim and the parties negotiate settlement. If the products do infringe on Avery’s patents, TST, under the Uniform Commercial Code, will file a lawsuit against our suppliers for selling products that infringed on a patent. We also filed claim with our insurance carrier requesting coverage under the advertising endorsement. The insurance company has reserved their decision pending their own investigation.

On November 5, 2003, we discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank account. The payroll administrator admitted guilt to the FBI and our bank’s internal investigator. The investigation by the FBI, the bank and the Company to date has revealed an approximate loss of $580,000 over a period starting in September 2000 until October 2003. The investigation is not complete. The Company has notified its insurance Company of the loss under its employee theft coverage and management believes that a majority of the losses will be reimbursed by insurance. Management has recently hired a full time internal audit specialist to lead its efforts to evaluate and improve its internal accounting controls and this individual will be heading up the company’s efforts to establish more effective internal controls over the payroll processing function. The Company is cooperating with the FBI in its investigation and prosecution of the Company’s former employee.

IMPACT OF INFLATION

Inflation is not expected to have a significant impact on our business.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Form 10-K contain “forward-looking statements” about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Our subsidiaries do not have supply contracts with any of their foreign vendors. All foreign vendors are paid in United States currency. In addition, TST’s international sales of finished goods is insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debts as of August 31, 2003. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. See Note 2 to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2003, there was no material exposure to our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to this review, the following issues came to the attention of management.

Payroll Fraud

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected the Company’s internal control over financial reporting. However on November 5, 2003, we discovered the Company’s payroll administrator was allegedly fraudulently diverting Company funds into her personal bank account. The payroll administrator admitted guilt to the FBI and our bank’s internal investigator. The investigation by the FBI, the bank and the Company to date has revealed an approximate loss of $580,000 over a period starting in September 2000 until October 2003. The investigation is not complete. The Company has notified its insurance Company of the loss under its employee theft coverage and management believes that a majority of the losses will be reimbursed by insurance. Management has recently hired a full time internal audit specialist to lead its efforts to evaluate and improve its internal accounting controls and this individual will be heading up the company’s efforts to establish more effective internal controls over the payroll processing function. The Company is cooperating with the FBI in its investigation and prosecution of the Company’s former employee.

(b)  Material weaknesses regarding credit memo issuance

During the course of the audit of our August 31, 2003 financial statements, our auditors determined that credit memos in the amount of $500,000, for product returned primarily during the fourth quarter of fiscal 2003, were issued subsequent to year-end. An adjustment for this amount was made to the year-end financial statements to reduce accounts receivable and increase returns and allowances. Management has determined that this adjustment did not have a material impact on the previous fiscal quarters.

In response to the credit memo issue, management has instituted a more thorough reconciliation process to ensure proper cut-off regarding the issuance of credit memos for product returns.

(c)  Other items

In addition to the above, in connection with their audit of our August 31, 2003 financial statements, our auditors communicated to the Audit Committee and to management reportable conditions in the Company’s internal control system. These reportable conditions related to:

•	Accounting for revenue/accounts receivable transactions including accounting for discounts taken by customers and for cash receipts and lack of timely reconciliation of accounts receivable

•	Segregation of duties in the accounting department

•	The need for improvements to controls over cash disbursement transactions.

Corrective actions have been developed and are being implemented to eliminate or reduce to an acceptable level the financial reporting risks associated with the conditions noted. The company believes that it will correct all these conditions during fiscal 2004. Our independent auditors did not modify their report on the Company’s August 31, 2003 audited financial statements as a consequence of these reportable conditions.

As noted above, management has recently hired a full time internal audit specialist to lead its efforts to improve internal controls and disclosure controls. Management has directed the internal audit specialist to undertake a comprehensive review of the company’s internal accounting controls. It is management’s intention to aggressively address the above issues and to continue to work to ensure the Company has in place rigorous internal and disclosure controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all of our principal executive officers and senior financial officers. This code of ethics is posted on our Website. The Internet address for our Website is http://www.tstimpreso.com, and the code of ethics may be found as follows:

1) From our main Web page, first click on “Corporate Info”.

2) then click on “Corporate Compliance”.

Or for a mailed copy call (972) 462-0100 ext 1117.

We intend to satisfy the disclosure requirement required under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

The remaining information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2003.

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2003..

ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2003.

ITEM. 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2003.

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

3.	Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	Current Reports on Form 8-K

           No report on Form 8-K was filed during the last quarter of the period covered by this report.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp. (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4, No. 333-92381)

2.2(a)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Durango Georgia Converting LLC dated as of April 5, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001)

2.2(b)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)	Real Estate Purchase and Sale Agreement by and between United Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March 15, 2002 (incorporated by reference to Exhibit 2.21 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

3(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 333-92381)

3(b)	By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, No. 333-92381)

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(a)	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(b)	Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(c)	IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q/A, dated July 15, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

10(d)	Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, dated March 5, 1999, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company’s amended Quarterly Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

10(e)	Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K dated August 31,2000)

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants
Blackman Kallick Bartelstein, LLP	F-2
Report of Independent Public Accountants
Arthur Andersen, LLP	F-3
Consolidated Balance Sheets as of August 31, 2003 and 2002	F-4, F-5
Consolidated Statements of Operations for the Years Ended August 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended August 31, 2003, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended August 31, 2003, 2002 and 2001	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impreso, Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Blackman Kallick Bartelstein, LLP
Chicago, Illinois
November 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Dallas, Texas,
October 19, 2001

THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY
AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	August 31,
	2003	2002

Current assets:
Cash and cash equivalents	$95,129	$202,809
Trade accounts receivable, net of allowance for doubtful accounts of $630,916 as of August 31, 2003 and $515,010 as of August 31, 2002	12,144,735	15,863,549
Inventories	28,462,091	34,111,015
Prepaid expenses and other	141,729	226,065
Deferred income tax assets	574,924	513,950

Total current assets	41,418,608	50,917,388

Property, plant and equipment, at cost	28,030,124	27,712,994
Less-Accumulated depreciation	(13,196,099)	(11,773,895)

Net property, plant and equipment	14,834,025	15,939,099

Other assets	83,667	115,377

Total assets	$56,336,300	$66,971,864

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31,	August 31,
	2003	2002

Current liabilities:
Accounts payable	$11,102,673	$16,301,801
Accrued liabilities	1,892,686	3,702,838
Current maturities of long-term debt	1,343,231	1,122,614
Line of credit	14,355,445	17,861,824
Current maturities of prepetition debt	8,084	7,784

Total current liabilities	28,702,119	38,996,861
Deferred income tax liability	1,021,357	948,601
Long-term debt, net of current maturities	9,342,784	10,372,474
Long-term portion of prepetition debt, net of current maturities	229,150	237,316

Total liabilities	39,295,410	50,555,252

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized;
5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,347,209
Retained earnings	10,673,198	10,055,367

Total stockholders’ equity	17,040,890	16,416,612

Total liabilities and stockholders’ equity	$56,336,300	$66,971,864

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended August 31,
	2003	2002	2001

Net sales	$120,460,870	$123,065,514	$96,208,411
Cost of sales	107,755,550	110,447,664	84,752,004

Gross Profit	12,705,320	12,617,850	11,456,407

Selling, General and administrative expense	10,212,927	9,332,038	7,872,633

Operating Income	2,492,393	3,285,812	3,583,774

Other (income) expenses:
Interest expense	1,787,950	1,744,774	1,632,581
Litigation Settlement	—	(1,005,452)	—
Other income, net	(313,489)	(183,348)	(72,259)

Total other expense	1,474,461	555,974	1,560,322

Income before income tax expense (benefit)	1,017,932	2,729,838	2,023,452

Income tax expense:
Current	388,319	1,428,875	725,560
Deferred	11,782	(375,479)	50,947

Total income tax expense	400,101	1,053,396	776,507

Net income	$617,831	$1,676,442	$1,246,945

Net income per share (basic and diluted)	$0.12	$0 .32	$0 .24

Weighted average shares outstanding	5,278,780	5,278,780	5,281,583

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	$.01 Par Value		Paid-In		Retained	Treasury
	Shares	Amount	Capital	Warrants	Earnings	Stock	Total

Balance, August 31, 2000	$5,292,780	$52,928	$6,319,572	$110	$7,131,980	$—	$13,504,590
Expired Warrants	—	—	110	(110)	—	—	—
Purchased Treasury Stk.	—	—	—	—	—	(38,892)	(38,892)
Net Income	—	—	—	—	1,246,945	—	1,246,945

Balance, August 31, 2001	5,292,780	52,928	6,319,682	—	8,378,925	(38,892)	14,712,643
Other	—	—	27,527	—	—	—	27,527
Net Income	—	—	—	—	1,676,442	—	1,676,442

Balance, August 31, 2002	5,292,780	52,928	6,347,209	—	10,055,367	(38,892)	16,416,612
Expired Warrants	—	—	6,447	—	—	—	6,447
Net Income	—	—	—	—	617,831	—	617,831

Balance, August 31, 2003	$5,292,780	$52,928	$6,353,656	$—	$10,673,198	$(38,892)	$17,040,890

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended August 31,
	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$617,831	$1,676,442	$1,246,945
Adjustments to reconcile net income to net cash provided by in operating activities-
Depreciation and amortization	1,438,791	1,262,003	873,976
Provision for Losses of Receivables	115,906	258,100	174,149
Provision for Losses on Inventory	—	390,651	363,064
Loss (Gain) on sale of property, plant and equipment	—	—	20,062
(Decrease) increase in Deferred income taxes	11,782	(375,479)	50,947
Decrease (Increase) in trade accounts receivable, net	3,602,908	(4,373,561)	1,073,309
Decrease (increase) in inventory	5,648,924	6,933,246	(8,555,387)
Decrease (increase) in prepaid expenses and other	116,046	112,157	54,210
(Decrease) increase in accounts payable	(5,199,128)	(2,270,399)	10,407,363
(Decrease) Increase in accrued liabilities	(1,803,705)	1,828,124	(762,450)

Net cash provided by operating activities	4,549,355	5,441,284	4,946,188
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(335,765)	(1,540,505)	(1,200,101)
Proceeds from sale of property, plant and equipment	2,048	—	14,742
Acquisition of United, Sky Assets	—	(3,377,496)	(12,357,031)

Net cash used in investing activities	(333,717)	(4,918,001)	(13,542,390)
Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(3,506,379)	(446,514)	5,838,948
Principal payments on prepetition debt	(7,866)	(7,559)	(7,262)
Principal payments on post-petition debt	(809,073)	(1,577,753)	2,865,233
Purchase of Treasury Stock	—	—	(38,892)
Proceeds from Issuance of Long-Term Debt	—	1,500,000	—
Net cash (used in) provided by financing activities	(4,323,318)	(531,826)	8,658,027

Net (decrease) Increase in cash and cash equivalents	(107,680)	(8,543)	61,825
Cash and cash equivalents, beginning of year	202,809	211,352	149,527

Cash and cash equivalents, end of year	$95,129	$202,809	$211,352

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS:

Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business. For the years ended August 31, 2003, 2002 and 2001, net sales of Hotsheet.com, Inc. amounted to $158,755, $122,629 and $171,256, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include Impreso, Inc. and the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated.

Use of Estimates and Concentration of Credit

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TST sells its paper and film products to dealers and resellers for commercial and home use. TST reviews all existing customers’ financial condition periodically and monitors average days outstanding in accounts receivable. Receivables are generally due 30 days from the date of sale. There have been no unusual credit losses relating to TST’s customers.

One TST customer accounted for approximately 22%, 20%, and 28% of gross sales, and 26%, 16%, and 26% of accounts receivable as of, or for the years ended August 31, 2003, 2002 and 2001, respectively. Another customer represented approximately 8%, 11%, and 11% of gross sales and 15%, 9%, and 13% of accounts receivable as of, or for the years ended August 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable (doubtful accounts) Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

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

Revenue Recognition

TST’s sales are recorded when products are shipped to customers. TST is reasonably assured that its sales are collectible upon shipment due to its credit policies and collection methods. For those accounts TST is not reasonably assured of collection, the Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions.

Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commissions and Rebates

The Company reserves commissions and rebates paid to certain customers based on specific contractual agreements. These reserves are calculated based upon sales by customer, and adjusted quarterly to reflect increases and decreases in each customer’s sales and payments of commissions and rebates.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $1 million, $1.1 million, and $1.2 million for the years ended August 31, 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Other Income, Net

Other income, net, consists primarily of interest income and billboard and office space lease income at the Itasca, Illinois facility.

Litigation Settlement

In a United States class action lawsuit involving international and domestic manufacturers’ attempt to fix jumbo roll thermal facsimile paper prices in the United States, Impreso, Inc. was awarded over $1 million in November 2001. The plaintiff class settled with the defendants for over $16 million. Impreso, Inc. did not participate in the ongoing litigation, but was awarded over $1 million as its share of the settlement by the courts. The award was reported as other income in the first quarter of the Fiscal year 2002.

Cash Flow Information

Cash paid for interest during fiscal years 2003, 2002 and 2001 was $1.8 million, $1.7 million, and $1.6 million, respectively.

Cash paid for income taxes during fiscal years 2003, 2002 and 2001 was $801,377, $1,224,802, and $677,650, respectively.

Stock Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured as of the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

The Company accounts for the Incentive Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

August 31	2003	2002	2001

Net Earnings
As reported	$617,831	$1,676,442	$1,246,945
Pro forma	575,831	1,592,442	1,174,945
Stock-based employee compensation expense, net of tax
As reported	—	—	—
Pro forma	42,000	84,000	72,000
Net earnings per common and Common equivalent share:
Basic – as reported	0.12	0.32	0.24
Diluted - as reported	0.12	0.32	0.24
Basic – Pro forma	0.11	0.29	0.22
Diluted - Pro forma	$0.11	$0.29	0.22

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2003, 2002 and 2001, respectively: expected volatility of 80%, 86.2%, and 86.2%; risk-free interest rate of 5.23%, 4.32%, and 5.16% ; expected lives of five years; and no expected dividends.

Net Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding. Common share equivalents have not been included in the computation of diluted net income per share to the extent that they are anti-dilutive. Excluded from the computation of diluted net income per share are options to purchase 377,200, 379,400 and 379,400 shares of common stock as of August 31, 2003, 2002 and 2001, respectively. These options were excluded because the option exercise price was greater than the average market price of the common stock. Dilutive common share equivalents did not have a material effect on the income per share calculation.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, “Disclosures About Fair Value of Financial Instruments,” the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt - the carrying amount approximates fair value.

New Financial Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which became effective for all acquisitions initiated after June 30, 2001. The Company adopted SFAS No. 141 on June 30, 2001 as required. The implementation of SFAS No. 141 does not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became become effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 142 in Fiscal 2003, did not have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 became effective for consolidated financial statements issued for financial years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123". This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company has adopted the disclosure requirements for the third quarter of Fiscal 2003.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.	INVENTORIES:

Inventories consisted of the following:

	August 31,
	2003	2002

Finished goods	$15,409,606	$19,059,199
Raw materials	12,345,769	14,684,869
Supplies	1,008,103	1,011,967
Work-in-process	86,731	108,695
Allowance for obsolete inventory	(388,118)	(753,715)

Total	$28,462,091	$34,111,015

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

	August 31	August 31

	2003	2002

Buildings and equipment	$25,730,786	$25,491,412
Furniture, fixtures and other	2,299,338	2,221,582

	28,030,124	27,712,994
Less-Accumulated depreciation	(13,196,099)	(11,773,895)

Net property, plant and equipment	$14,834,025	$15,939,099

5.	LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:	August 31,	August 31,
	2003	2002

Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly since July 3, 2003, on $12,000,000 at LIBOR plus 2.75% (3.86 % as of August 31, 2003), balance at prime plus .25% (4.25 % as of August 31, 2003).	$14,355,445	$17,861,824

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	August 31,	August 31,
	2003	2002

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5% above the 11th District cost of funds rate, whichever is greater; 7.75 % as of August 31, 2003), maturing June 2008.	1,638,448	1,657,436

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2009.	257,641	284,546

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	682,876	749,987

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	199,531	222,213

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25 % to 13.8%, maturing at various dates from September 2003 through July 2008.	308,323	449,858

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	2,041,453	2,130,905

Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Footnote 8)	225,000	225,000

Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Footnote 8)	352,145	368,169

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed scheduled for interest, 7.25 % at August 31, 2003), maturing April 2007.	3,135,614	3,184,468

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, 3.86 % at August 31, 2003), maturing February 2009.	1,196,429	1,410,714

Acquisition notes payable, unsecured, payable in monthly installments of 16,666, maturing February 2007.	648,556	811,792

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing May 2023.	237,234	245,100

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	August 31,	August 31,
	2003	2002

Total	25,278,694	29,602,012

Less Current Maturities	(15,706,760)	(18,992,222)

Long-Term Debt	$9,571,934	$10,609,790

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $ 5.8 million as of August 31, 2003.

On October 6, 2003, TST elected to implement the Eurodollar interest rate of 1.150 % plus 2.75%, to $10,000,000 of the Company’s outstanding loan balance. This rate is locked for 90 days.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of August 31, 2003, the Company was in compliance with all covenants. Future maturities of long-term debt and under the line of credit at August 31, 2003, are as follows:

2004	$15,706,760
2005	877,713
2006	832,742
2007	727,954
2008	643,623

Thereafter	$6,489,902

$25,278,694

6.	ACQUISITION:

On April 26, 2001, the Company, through its main operating subsidiary TST/Impreso, Inc., acquired substantially all of the assets of the Sky Division of Durango Georgia Converting LLC, a forms manufacturer, for an aggregate acquisition cost of $13.3 million. The acquisition cost consists of $12.2 million paid in cash, $941,000 in notes payable to the seller, and $198,000 in expenses attributable to the acquisition. The acquisition was accounted for under the purchase method. Based on current estimates, there was no excess consideration paid over the estimated fair value of tangible net assets acquired. The Company’s consolidated financial statements have incorporated Sky’s operating results from the effective date of the acquisition (April 26, 2001). The following unaudited pro forma financial information combines the results of operations of the Company and Sky as if the acquisition had taken place as of September 1, 1999. These results are not intended to be a projection of future results.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Twelve Months Ended
August 31,
2001

Net Sales	$125,126,000
Net Income	1,025,000
Net Income per share - Basic and Diluted	$.19

In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$15,400,000
Net cash paid and notes issued	13,300,000

Liabilities assumed	$2,100,000

On March 19, 2002, the Company, through its main operating subsidiary TST/Impreso, Inc., acquired substantially all of the operating assets of the United Computer Supplies, Inc. and United Computer Supplies-East, Inc., a forms manufacturer, for an aggregate acquisition cost of $4.5 million. The acquisition cost consists of $3.6 million paid in cash and $900,000 notes payable to sellers. The acquisition was accounted for under the purchase method. Based on current estimates, there was no excess consideration paid over the estimated fair value of tangible net assets acquired. The Company’s consolidated financial statements have incorporated United’s operating results from the effective date of the acquisition (March 19, 2002). The following unaudited pro forma financial information combines the results of operations of the Company and United as if the acquisition had taken place as of September 1, 2000. These results are not intended to be a projection of future results.

	Twelve Months Ended
	August 31,

	2002	2001

Net Sales	$141,151,266	$129,829,170
Net Income	457,332	(1,633,813)
Net Income per share - Basic and Diluted	$.09	$(.31)

In addition, on April 19, 2002, the manufacturing facility was purchased for $4.1 million.

7.	TST’S EQUIPMENT LEASE AGREEMENTS:

TST is obligated under operating leases, which expire at various dates through 2005. Rental expenses under these operating leases were $ 461,946, $263,313, and $386,408 for the years ended August 31, 2003, 2002 and 2001, respectively. These expenses do not include the in-out public warehouse charges, which are assessed on each box or pallet as it is brought into and out of the warehouse. Future annual minimum lease payments as of August 31, 2003, are as follows:

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2004	$121,226
2005	62,340
2006	35,976

2007	53,964

$273,506

8.     COMMITMENTS AND CONTINGENCIES:

Legal-

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand for arbitration by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial is set for March 2005.

In Fiscal 2003 an employee filed suit under the Family Leave and Medical Act claiming retaliatory treatment (firing) in violation of the FMLA. TST intends to vigorously contest liability and believes the lawsuit is without merit. The amount of the employee’s claim is not known at this time. There is no trial setting.

TST is the defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. These liabilities are included on the Company’s balance sheet. TST recently filed a motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements.

TST’s Significant Contracts-

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation (“IBM”) to manufacture and distribute certain selected products carrying the IBM logo. In March 1999, the Company extended its agreement with IBM from a four year contract with two one-year automatic renewals, to a six year contract with two one-year automatic renewals. In September 2003 the agreement was extended until April 2007.TST is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the agreement. The agreement may be canceled by either party upon 120 days written notice.

In February 2002, TST entered into a trademark licensing agreement with Binney & Smith Properties, Inc., the owner of the Crayola trademark. The agreement provides for TST to

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

manufacture and distribute a select line of Crayola® imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico through specified channels of distribution.

9.	INCOME TAXES:

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes. Significant components of deferred income taxes at August 31, 2003 and 2002, were as follows:

	2003	2002

Deferred income tax assets-current:
Allowance for doubtful accounts receivable	$252,366	$175,103
Allowance for obsolete inventory	155,247	301,487
Other	167,311	37,360
Deferred income tax liability-long term:
Tax over book depreciation and amortization	(1,021,357)	(948,601)

Net deferred income tax liabilities	$(446,433)	$(434,651)

The Company’s effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2003, 2002 and 2001, as follows:

	2003	2002	2001

Federal income taxes at statutory rate (34%)	$346,097	$941,590	$687,974
State taxes, net of federal income tax benefit	72,600	73,830	56,100
Tax effect of nondeductible items	19,260	46,326	32,433
Other	(37,856)	(8,350)	—

Income tax expense	$400,101	$1,053,396	$776,507

10.	RELATED PARTIES:

The Sorokwasz Irrevocable Trust, whose trustee is Marshall Sorokwasz, the President of the Company, and the Senior Vice President of the Company own 44.2% and 14.9%, respectively, of the outstanding shares of common stock as of August 31, 2003 and 2002.

A company controlled by the spouse of the Company’s President serves as both a customer of and vendor to the Company. Sales to this related company were $802,784, $1,183,902, and $1,040,325 for the years ended August 31, 2003, 2002, and 2001 respectively. Purchases from the related company totaled $265,749, $419,568, and $376,694 for the years ended August 31, 2003, 2002 and 2001, respectively. In the opinion of management, these transactions were consummated on terms equivalent to those that would prevail in arms-length transactions. Accounts receivable balances as of year end related to this company were $76,914, $80,778, and $47,434 for 2003, 2002 and 2001, respectively. For the years ended 2003, 2002 and 2001, the accounts payable balances to the related company were $ 7,531, $7,251, and $9,430, respectively.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	STOCK OPTIONS:

The Company sponsors a stock option plan (the “Plan”) for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2012 at an exercise price of not less than the fair market value at the grant date. The options expire 10 years after the grant date.

In addition, the Company granted outside of the Plan 156,000 options to employees during the fiscal year ended August 31, 2001. These options vest ratably over two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

The following tables summarize information about stock options outstanding at August 31, 2003.

Options Outstanding
		Weighted Average	Weighted Average
Range of	Number	Remaining Contractual	Exercisable Price
Exercise Prices	Outstanding	Life (Years)	Per Share

$1.70-2.20	98,000	3.3	$1.71
$2.94-3.63	114,000	2.1	$3.00
$5.38-6.75	242,700	2.2	$5.96
$8.38-10.38	9,500	3.7	$9.88
$12.75-12.75	3,000	3.7	$12.75

Options Exercisable
		Weighted Average
Range of	Number	Exercisable Price
Exercise Prices	Exercisable	Per Share

$1.70-2.20	90,000	$1.71
$2.94-3.63	113,000	$3.00
$5.38-6.75	242,200	$5.96
$8.38-10.38	9,500	$9.88
$12.75-12.75	3,000	$12.75

Total	457,700	$4.52

The fair value of options granted during the years ended August 31, 2003, 2002 and 2001, calculated using the Black-Scholes option-pricing model, was approximately $10,500 ($1.42 per

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

share), $6,500 ($ 2.35 per share), and $233,000 ($1.58 per share), respectively. Exercisable options total 457,700, 383,650, and 304,650 shares as of August 31, 2003, 2002 and 2001, respectively. These options are exercisable at a weighted-average exercise price of $4.52, $5.03, and $5.78 for the years ended August 31, 2003, 2002 and 2001, respectively.

The following table summarizes stock option activity:

			Weighted
		Available	Average
	Granted	for Grant	Price

August 31, 2000	311,400	78,550	$5.76
Made available	—	156,000	N/A
Canceled	0	0	N/A
Granted	159,000	(159,000)	$2.24

August 31, 2001	470,400	75,550	$4.57
Canceled	(6,000)	6,000	$5.50
Granted	3,000	(3,000)	$3.35

August 31, 2002	467,400	78,550	$4.55
Canceled	(8,200)	8,200	$6.00
Granted	8,000	(8,000)	$2.17

August 31, 2003	467,200	78,750	$4.48

12.	EMPLOYEE 401(k) PLAN:

TST has an employee 401(k) plan (the “Plan”) administered by a national brokerage firm. Administrative fees associated with the Plan are funded by the Plan. TST’s contribution is discretionary. In Fiscal 2003, TST matched 10% of the first 5% of the participating employees’ contributions to their Plan accounts. Contributions by TST were $35,176, $32,319, and $21,746 for the years ended August 31, 2003, 2002, and 2001, respectively.

13.	NON-CASH ACTIVITY:

During 2002, the Company financed the purchase of a building by issuing debt in the amount of $3,200,000.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2003 and 2002:

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Quarters Ended

	November 30	February 28	May 31	August 31

2003
Net Sales	$31,842,729	$31,639,782	$28,872,753	$28,105,606
Gross Profit	3,244,382	3,175,704	3,248,456	3,036,778
Net Income	304,620	216,395	324,515	(227,699)
Basic and Diluted Earnings per Share	$0.06	$0.04	$0.06	$(0.04)
2002
Net Sales	$25,401,360	$26,342,394	$33,025,115	$38,296,645
Gross Profit	2,598,618	2,829,913	3,689,471	3,499,848
Net Income	765,929	163,009	513,730	233,774
Basic and Diluted Earnings per Share	$0.15	$0.03	$0.10	$0.04

In the quarter ended May 31, 2003, the company wrote off $229,000 of a $458,000 bad debt expense due to the Chapter 11 bankruptcy of a large customer in that quarter. In the quarter ended August 31, 2003, the Company wrote off the balance of the receivable due in the amount of $229,000, based upon the uncertainty of the customer’s ability to operate out of the Chapter 11.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Public Accountants Blackman Kallick Bartelstein, LLP	S -2
Report of Independent Public Accountants Arthur Andersen, LLP	S-3
Schedule II- Valuation and Qualifying Accounts	S-4

INDEPENDENT PUBLIC ACCOUNTANT’S REPORT ON SUPPLEMENTAL INFORMATION

To the Stockholders of Impreso, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Impreso, Inc. and subsidiaries as of August 31, 2003, which are included in this Form 10-K and have issued our report thereon dated October 18, 2003. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of Impreso, Inc. and subsidiaries for the year ended August 31, 2003. The 2003 information listed in the index to consolidated financial statement schedules is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2003 consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The 2001 and 2000 information listed in the index to consolidated financial statement schedules was subjected to audit procedures by other auditors whose report, dated October 19, 2001, stated that such information was fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Blackman Kallick Bartelstein, LLP
Chicago, Illinois

November 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Impreso, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
October 19, 2001

THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY
AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP

SCHEDULE II

IMPRESO, INC. AND SUBSIDIARIES (a)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

			Additions
	Balance at	Additions	Charged			Balance at
	Beginning	Charged	to other			End of
	of Period	to Income	Accounts	Deductions		Period

August 31, 2003:
Allowance for doubtful accounts	$515,010	$684,459	$—	$(568,553)		$630,916
Inventory Reserves	753,715	191,581	—	(557,178)		388,118

Total reserves and allowances	1,268,725	876,040	—	(1,125,731)		1,019,034

August 31, 2002:
Allowance for doubtful accounts	342,780	258,100	—	(85,870	) (b)	515,010
Inventory Reserves	363,064	390,651	—	—		753,715

Total reserves and allowances	705,844	648,751	—	(85,870)		1,268,725

August 31, 2001:
Allowance for doubtful accounts	168,631	304,980	—	(130,831	) (b)	342,780
Inventory Reserves	—	363,064	—	—		363,064

Total reserves and allowances	$168,631	$668,044	$—	$(130,831)		$705,844

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	Write-off of uncollectible receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impreso, Inc.

By:	/s/Marshall D. Sorokwasz

Marshall D. Sorokwasz, President

Dated: December 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Marshall D. Sorokwasz Marshall D. Sorokwasz	Chairman of the Board, President, Principal Executive Officer and Treasurer	December 16, 2003

/s/Richard D. Bloom Richard D. Bloom	Senior Vice President of Operations, Director	December 16, 2003

/s/Donald E. Jett Donald E. Jett	Secretary, Director	December 16, 2003

/s/Susan M. Atkins Susan M. Atkins	Vice President of Finance, Principal Financial Officer, Principal Accounting Officer	December 16, 2003

/s/Jay W. Ungerman Jay W. Ungerman	Director	December 16, 2003

/s/Robert F. Troisio Robert F. Troisio	Director	December 16, 2003

/s/Nickolas S. Kokoron Nickolas S. Kokoron	Director	December 16, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

2.1	Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp. (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4, No. 333-92381)

2.2(a)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Durango Georgia Converting LLC dated as of April 5, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001)

2.2(b)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)	Real Estate Purchase and Sale Agreement by and between United Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March 15, 2002 (incorporated by reference to Exhibit 2.21 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

3(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 333-92381)

3(b)	By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, No. 333-92381)

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(a)	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(b)	Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(c)	IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q/A, dated July 15, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

10(d)	Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, dated March 5, 1999, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company’s amended Quarterly Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

10(e)	Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K dated August 31,2000)

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.