Form 10-Q
period 2003-11-30
IMPRESO INC
filed 2004-01-14
CIK 1108345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 000-29883

Impreso, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2849585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

652 Southwestern Boulevard
Coppell, Texas 75019
(Address of principal executive offices)

(972) 462-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at January 12, 2004

$0.01 Par Value	5,278,780

INTERIM CONSOLIDATED BALANCE SHEETS — ASSETS
INTERIM CONSOLIDATED BALANCE SHEETS — LIABILITIES AND STOCKHOLDERS’ EQUITY
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibits
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
November 30, 2003

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	November 30,	August 31,
	2003	2003

Current assets:
Cash and cash equivalents	$218,018	$95,129
Trade accounts receivable, net of allowance for doubtful accounts of $774,214 at November 30, 2003 and $630,916 as of August 31, 2003	12,038,423	12,144,735
Inventories	23,452,654	28,462,091
Prepaid expenses and other	274,493	141,729
Deferred income tax assets	588,724	574,924

Total current assets	36,572,312	41,418,608

Property, plant and equipment, at cost	28,058,461	28,030,124
Less-Accumulated depreciation	(13,552,769)	(13,196,099)

Net property, plant and equipment	14,505,692	14,834,025

Other assets	88,166	83,667

Total assets	$51,166,170	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	November 30,	August 31,
	2003	2003

Current liabilities:
Accounts payable	$9,311,446	$11,102,673
Accrued liabilities	2,700,697	1,892,686
Current maturities of long-term debt	1,312,791	1,343,231
Line of credit	9,929,004	14,355,445
Current maturities of prepetition debt	8,159	8,084

Total current liabilities	23,262,097	28,702,119
Deferred income tax liability	1,005,840	1,021,357
Long-term debt, net of current maturities	9,148,049	9,342,784
Long-term portion of prepetition debt, net of current maturities	227,078	229,150

Total liabilities	33,643,064	39,295,410

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	11,155,414	10,673,198

Total stockholders’ equity	17,523,106	17,040,890

Total liabilities and stockholders’ equity	$51,166,170	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	November 30,	November 30,
	2003	2002

Net sales	$28,178,743	$31,842,729
Cost of sales	24,797,982	28,598,347

Gross profit	3,380,761	3,244,382
Selling, General and administrative expenses	2,281,994	2,370,089

Operating Income	1,098,767	874,293
Other expenses (income):
Interest expense	337,014	483,639
Other income, net	(6,869)	(106,697)

Total other expense	330,145	376,942
Income before income tax expense	768,622	497,351
Income tax expense (benefit):
Current	315,723	188,574
Deferred	(29,317)	4,157

Total income tax expense	286,406	192,731
Net income	$482,216	$304,620

Net income per share (basic and diluted)	$.09	$0.06

Weighted average shares outstanding	5,278,780	5,278,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30, 2003

	2003	2002

Cash Flows From Operating Activities:
Net income	$482,216	$304,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	356,670	365,913
Provision for Losses of Receivables	143,298	—
Provision for Losses of Inventory	—	40,000
Deferred income taxes	(29,317)	4,157
(Increase) Decrease in trade accounts receivable	(36,986)	2,614,890
Decrease (Increase) in inventory	5,009,437	(5,534,748)
(Increase) Decrease in prepaid expenses and other	(137,263)	47,746
Decrease in accounts payable	(1,791,227)	(1,205,053)
Increase (Decrease) in accrued liabilities	808,011	(1,072,241)

Net cash provided by (used in) operating activities	4,804,839	(4,434,716)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(28,337)	(163,389)

Net cash used in investing activities	(28,337)	(163,389)
Cash Flows From Financing Activities:
Net (repayments) borrowing on line of credit	(4,426,441)	4,771,845
Principal payments on prepetition debt	(1,997)	(1,917)
Principal payments on post-petition debt	(225,175)	(174,746)
Warrant Issued	—	6,447

Net cash (used in) provided by financing activities	(4,653,613)	4,601,629

Net Increase in cash and cash equivalents	122,889	3,524
Cash and cash equivalents, beginning of period	95,129	202,809

Cash and cash equivalents, end of period	$218,018	$206,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND NATURE OF BUSINESS

Impreso, Inc., (formerly Impreso.com, Inc.) a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. TST’s product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business.

2.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of November 30, 2003, and its results of operations for the three months ended November 30, 2003 and November 30, 2002. Results of the Company’s operations for the interim period ended November 30, 2003, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

The unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company’s Form 10-K, as amended (the “Company’s Form 10-K”), for the fiscal year ended August 31, 2003 (“Fiscal 2003”). Accounting policies used in the preparation of the unaudited Interim Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Condensed Consolidated Financial Statements in the Company’s Form 10-K.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123”. This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company has adopted the disclosure requirements for Fiscal 2004.

4.	INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	November 30, 2003	August 31, 2003

Finished goods	$13,967,458	$15,409,606
Raw materials	8,793,490	12,345,769
Supplies	977,766	1,008,103
Work-in-process	91,003	86,731
Allowance for obsolete inventory	(377,063)	(388,118)

Total	$23,452,654	$28,462,091

5.	LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:	November 30,	August 31,
	2003	2003

Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly from July 8, 2003 to October 6, 2003, on $12 million, and from October 6, 2003 to January 5, 2004, on $10 million, at LIBOR plus 2.75% (3.9 % as of November 30, 2003), balance at prime plus .25% (4.25 % as of November 30, 2003)
	$9,929,004	$14,355,445
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5% above the 11th District cost of funds rate, whichever is greater; 7.75 % as of November 30, 2003), maturing June 2008	1,633,032	1,638,448
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2009	249,811	257,641

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010 Revolving lender’s blanket lien subordinated to note’s collateral	665,056	682,876
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010	193,763	199,531
Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25 % to 11.016%, maturing at various dates from September 2004 through July 2008	251,194	308,323
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011	2,017,905	2,041,453
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006	225,000	225,000
Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003	352,145	352,145
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed scheduled for interest, 7.25 % at November 30, 2003), maturing April 2007	3,123,634	3,135,614
Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, 4.52% at November 30, 2003), maturing February 2009	1,142,857	1,196,429
Acquisition notes payable, unsecured, payable in monthly installments of 16,666, maturing February 2007	606,443	648,556
Prepetition-
Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing May 2023	235,237	237,234

Total	20,625,081	25,278,694
Less Current Maturities	(11,249,954)	(15,706,760)

Long-Term Debt	$9,375,127	$9,571,934

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $6.9 million as of November 30, 2003.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152 % plus 2.75%, to $5,000,000 of the Company’s outstanding loan balance. This rate is locked until April 4, 2004.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of November 30, 2003, the Company was in compliance with all covenants.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	November 30,

Cash paid during the period for:	2003	2002

Interest	$337,014	$483,639
Income taxes	$8,269	$376,878

7.	STOCK OPTIONS

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

	Three Months Ended
	November 30,

	2003	2002

Net Earnings
As reported	$482,216	$304,620
Pro forma	481,016	290,620
Stock-based employee compensation expense, net of tax
As reported	—	—
Pro forma	1,200	14,000
Net earnings per common and Common equivalent share:
Basic — as reported	0.09	0.06
Diluted — as reported	0.09	0.06
Basic — Pro forma	0.09	0.06
Diluted — Pro forma	$0.09	$0.06

8.	Legal Matters

On October 9, 2003, in the United States District Court Central District of California Southern Division, Avery Dennison Office Products Company and Avery Dennison Corporation (“Avery”) filed a patent infringement lawsuit against TST claiming TST’s business cut card products infringed on patents and pending patents owned by Avery. The parties have executed a standstill agreement while TST investigates the claim and the parties negotiate settlement. If the products do infringe on Avery’s patents, TST, under the Uniform Commercial Code, will file a lawsuit against its suppliers for selling products that infringed on a patent. The Company also filed a claim with its insurance carrier requesting coverage. The insurance company has reserved their decision pending their own investigation.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank account. The payroll administrator admitted guilt to the FBI and the Company’s bank’s internal investigator. The investigation by the FBI, the bank and the Company to date has revealed an approximate loss of $580,000 over a period starting in September 2000 until October 2003. The investigation is not complete. The Company has notified its insurance Company of the loss under its employee theft coverage and management believes that a majority of the losses will be reimbursed by insurance. Management has recently hired a full time internal audit specialist to lead its efforts to evaluate and improve its internal accounting controls and this individual will be heading up the company’s efforts to establish more effective internal controls over the payroll processing function. The Company is cooperating with the FBI in its investigation and prosecution of the Company’s former employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its condensed consolidated financial statements . These policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

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

Results of Operations for the Interim Periods Ended November 30, 2003 and November 30, 2002.

Net Sales—Net sales decreased from $31.8 million in the three months ended November 30, 2002, to $28.2 million in the three months ended November 30, 2003 (“First Quarter 2004”), a decrease of $3.6 million or 11.5%. Net sales decreased in First Quarter 2004, as compared to the corresponding period of the prior year, as a result of decreased sales of branded products and the slowed economy. The sales decreased due to new manufacturers in the marketplace of identical branded products.

Gross Profit— Gross profit increased from $3.2 million in the three months ended November 30, 2002, to $3.4 million in the First Quarter 2004, an increase of 4.2%. Gross profit margin for the three month period ended November 30, 2003, increased to 12.0 % as compared to 10.2% for the three month period ended November 30, 2002.The increase in gross profit margin for First Quarter 2004, is a result of lower raw material costs.

Selling, General, and Administrative Expenses—SG&A expenses decreased from $2.4 million in the three months ended November 30, 2002 to $2.3 million in First Quarter 2004. This decrease was primarily the result of the elimination of overtime, reduction in workforce and employee benefits. SG&A expenses as a percentage of net sales increased from 7.4% in the three months ended November 30, 2002, to 8.1% in the First Quarter 2004. The increase in SG&A as a percentage of sales for First Quarter 2004, is due to the decrease in net sales.

Interest Expense—Interest expense decreased from $484,000 in the three months ended November 30, 2002, to $335,000 in First Quarter 2004. The decrease of 30.7% is due to the reduction of inventories which reduced our borrowings under our line of credit.

Income Taxes— Income tax expense increased from $193,000 for the three months ended November 30, 2002, to $286,000 in First Quarter 2004. The increase in income tax expense for First Quarter, as compared to the corresponding period of the prior year is a result of the increase in taxable income.

Liquidity and Capital Resources

Working capital increased to $13.3 million as of November 30, 2003, from $12.7 million at August 31, 2003. This represented an increase of 4.8%.

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

Available borrowings under this line of credit, which accrued interest from July 8, 2003 to October 6, 2003, on $12 million and from October 6, 2003 to January 5, 2004, on $10 million, at LIBOR plus 2.75% (3.9 % as of November 30, 2003), balance at prime plus .25% (4.25 % as of November 30, 2003) are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 2003, we have adequate capital available to us to operate our business.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152 % plus 2.75%, to $5,000,000 of the Company’s outstanding loan balance. This rate is locked until April 4, 2004.

On April 22, 2003, we executed a one-year, $1.4 million construction loan with the current mortgagee of the Itasca, Illinois building to expand the building an additional 34, 500 square feet.

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

As of November 30, 2003, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” does not have a material impact on our financial position or results of operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, we implemented a program to reduce inventory. From September 1, 2001 to August 31, 2002, TST inventory levels were reduced by over $4.3 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United in March 2002. We reduced inventory levels in the fiscal year ending August 31, 2003 (“Fiscal 2003”) by $5.6 million. In the first quarter of Fiscal 2004 Inventory was reduced another $5 million. Management intends to continue reducing inventory through the year ending August 31, 2004 (“Fiscal 2004”); however, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST or restrain our attempts at further reducing inventory.

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

Market Conditions

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in 2003, will continue to decline in 2004. Management believes that the slowed economy had a significant impact on First Quarter 2004 results of operation, but believes the economy is improving and it will not significantly affect the other three quarters of Fiscal 2004 results of operations.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

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

We had both fixed-rate and variable-rate debts as of November 30, 2003. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at November 30, 2003, there was no material exposure to our financial position or results of operations.

Item 4. Controls and Procedures

     Evaluation of controls and procedures

Subsequent to November 5, 2003, and within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s amendments to its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     Changes in internal controls.

The Company has implemented the following new controls and procedures:

The accounting software system is being modified to facilitate improved control over all credit memo requests through ultimate approval or denial and in conjunction with procedural modifications, to assure the timely review and resolution of all credit memo requests. Therefore, assuring that inventory returns can not be entered into the perpetual inventory without a corresponding credit memo.

Unauthorized discount credits taken by customers are reviewed and controlled through collection of the amounts due and improvement in the communication with customers as to discount terms.

Receivables aging internal procedures have been strengthened to improve the accuracy of cash receipts posting and for follow-up reviews to assure proper application is made. Additionally, the accounting software system and related procedures are being modified to allow for properly approved recording of adjusting entries.

Procedures related to reporting of shipments from outside warehouses is under review in an effort to identify and implement changes which would improve the timeliness of recording sales for month end cut-off and for invoicing to the customers.

A log has been initiated to account for write-offs of uncollectible trade account receivables. Procedures requiring management review of write-offs and credit memos is being implemented to aid in preventing unauthorized write-offs.

Procedures are being reviewed to determine the propriety of maintaining separate divisional balances of account receivable in the financial records.

Procedures have been modified to prevent customer checks from being accessible to individuals who record cash receipts and credit memos to customer accounts.

The Company has implemented a new procedure so an individual who does not have the ability to record cash disbursements into the general ledger is responsible for setting up new vendors within the computer system. Also a member of the management team shall periodically review a listing of new vendors investigating any unusual or suspicious entries.

A check register will be included with checks forwarded to the check signer to allow the check signer to verify the completeness of the check population and reduce the likelihood of unauthorized checks.

The beginning and ending check numbers of voided and issued checks will be listed on a log. This log is reviewed by a member of the management team along with the check signing procedure. Voided checks are cancelled (voided) by writing and with the signature block removed by the data processing department at each check run.

A procedural review is currently under investigation to improve the timeliness and accuracy of major general ledger account balance reconciliations and analysis.

The Company has implemented the following new controls and procedures in response to the payroll fraud:

A member of the financial department, on a surprise basis, will physically distribute paychecks/pay stubs to the employees.

Payroll journal entries will be derived from the actual payroll registers, not from a payroll summary or other similar document prepared by the payroll clerk.

A person independent of the payroll function approves transfers to payroll disbursement accounts, comparing amount transferred to actual payroll registers.

Periodically, a detail of “ACH” transfers (direct deposit transfers) will be reviewed for employee bank accounts that have more than the appropriate number of direct deposits being deposited into the account.

Periodically, management will test a pay period to ensure that the sum of ACH transfers plus actual checks written agrees to the net payroll number per the payroll register.

Employees in the payroll position will be required to take earned vacation, and someone else will perform the payroll function in that person’s absence.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     See notes to condensed consolidated financial statements

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits to Part 1.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K and 8-K /A

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2004

Impreso, Inc. (Registrant)

/s/ Marshall D. Sorokwasz

Marshall D. Sorokwasz
Chairman of the Board, Chief Executive Officer, President, and Director

/s/ Susan M. Atkins

Susan M. Atkins
Chief Financial Officer and Vice President

Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.