Form 10-Q
period 2004-02-29
IMPRESO INC
filed 2004-04-14
CIK 1108345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                                        to

Commission File Number 000-29883

Impreso, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2849585 (I.R.S. Employer Identification No.)

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at April 12, 2004
$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
February 29, 2004

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	February 29,	August 31,
	2004	2003
Current assets:
Cash and cash equivalents	593,518	$95,129
Trade accounts receivable, net of allowance for doubtful accounts of $769,590 at February 29, 2004 and $630,916 as of August 31, 2003	11,648,761	12,144,735
Inventories	21,573,137	28,462,091
Prepaid expenses and other	235,775	141,729
Deferred income tax assets	630,125	574,924

Total current assets	34,681,316	41,418,608

Property, plant and equipment, at cost	28,091,820	28,030,124
Less-Accumulated depreciation	(13,892,500)	(13,196,099)

Net property, plant and equipment	14,199,320	14,834,025

Other assets	147,288	83,667

Total assets	$49,027,924	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	February 29,	August 31,
	2004	2003
Current liabilities:
Accounts payable	11,637,935	$11,102,673
Accrued liabilities	2,407,418	1,892,686
Current maturities of long-term debt	1,106,280	1,343,231
Line of credit	5,779,694	14,355,445
Current maturities of prepetition debt	8,234	8,084

Total current liabilities	20,939,561	28,702,119
Deferred income tax liability	938,001	1,021,357
Long-term debt, net of current maturities	9,140,030	9,342,784
Long-term portion of prepetition debt, net of current maturities	224,986	229,150

Total liabilities	31,242,578	39,295,410

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	11,417,654	10,673,198

Total stockholders’ equity	17,785,346	17,040,890

Total liabilities and stockholders’ equity	49,027,924	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29	February 28,	February 29	February 28,
	2004	2003	2004	2003

Net Sales	$26,760,584	$31,639,782	$54,929,855	$63,511,763
Cost of sales	23,752,727	28,464,078	48,541,236	57,062,425

Gross profit	3,007,857	3,175,704	6,388,619	6,449,338
Selling, General and administrative expense	2,265,258	2,414,558	4,547,254	4,784,648

Operating income	742,599	761,146	1,841,365	1,664,690
Other (income) expenses:
Interest expense	295,083	474,098	632,097	957,737
Miscellaneous (income) expenses	716	(79,647)	(6,154)	(157,093)

Income before income tax expense	446,800	366,695	1,215,422	864,046
Income tax expense:
Current	224,522	144,927	540,245	333,501
Deferred	(39,962)	5,373	(69,279)	9,530

Total Income Tax Expense	184,560	150,300	470,966	343,031
Net income	$262,240	$216,395	744,456	$521,015

Net income per common share (basic and diluted)	$0.05	$0.04	$0.14	$0.10

Weighted average shares outstanding	5,278,780	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2004	2003
Cash Flows From Operating Activities
Net income	$744,456	$521,015
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	726,351	721,187
Provision for Losses of Receivables	238,651	—
Provision for Losses of Inventory	(11,438)	—
Deferred income tax (benefit) expense	(138,557)	9,530
Decrease in trade accounts receivable, net	257,323	2,301,735
Decrease (Increase) in inventories	6,900,392	(206,594)
Increase in prepaid expenses and other	(157,667)	(29,417)
Increase (Decrease) in accounts payable	535,262	(4,695,896)
Increase (Decrease) in accrued liabilities	514,732	(1,107,151)

Net cash provided by (used in) operating activities	9,609,505	(2,485,591)

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(94,973)	(193,228)
Proceeds from sale of property, plant and equipment	3,328	—

Net Cash used in investing activities	(91,645)	(193,228)
Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(8,575,751)	2,995,513
Payments on prepetition debt	(4,014)	(3,854)
Net payments on postpetition debt, net	(439,705)	(390,231)
Warrants issued	—	6,447

Net cash (used in) provided by financing activities	(9,019,470)	2,607,875

Net increase (decrease) in cash and cash equivalents	498,389	(70,944)
Cash and cash equivalents, beginning of period	95,129	202,809

Cash and cash equivalents, end of period	$593,518	$131,865

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

2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of February 29, 2004, and its results of operations for the three and six months ended February 29, 2004 and February 28, 2003. Results of the Company’s operations for the interim period ended February 29, 2004, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

The unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company’s Form 10-K, (the “Company’s Form 10-K”), for the fiscal year ended August 31, 2003 (“Fiscal 2003”). Accounting policies used in the preparation of the unaudited Interim Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company’s Form 10-K.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123". This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company has adopted the disclosure requirements for the year ending August 31, 2004 (“Fiscal 2004”) .

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	February 29, 2004	August 31,2003
Finished goods	$12,738,762	$15,409,606
Raw materials	8,108,090	12,345,769
Supplies	945,576	1,008,103
Work-in-process	157,389	86,731
Allowance for obsolete inventory	(376,680)	(388,118)

Total	$21,573,137	$28,462,091

5. LONG-TERM DEBT AND LINE OF CREDIT:

	February 29,	August 31,
The following is a summary of long-term debt and line of credit:	2004	2003
Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, interest payable monthly from October 6, 2003 to January 5, 2004, on $5 million and from January 6, 2004 to April 5, 2004, at LIBOR plus 2.75% (3.902 % as of February 29, 2004), balance at prime plus .25% (4.25 % as of February 29, 2004).	$5,779,694	$14,355,445
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5% above the 11th District cost of funds rate, whichever is greater; 7.75% as of February 29, 2004), maturing June 2008.	1,627,509	1,638,448
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2009.	240,754	257,641
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	643,892	682,876
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	187,916	199,531

	February 29,	August 31,
The following is a summary of long-term debt and line of credit:	2004	2003
Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25 % to 11.016%, maturing at various dates from September 2004 through July 2008.	210,701	308,323
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,993,884	2,041,453
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006.	225,000	225,000
Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003.	352,145	352,145
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed scheduled for interest, 7.25 % at February 29, 2004), maturing April 2007.	3,111,422	3,135,614
Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, 4.53% at February 29, 2004), maturing February 2009.	1,089,286	1,196,429
Acquisition notes payable, unsecured, payable in monthly installments of 16,666, maturing February 2007.	563,801	648,556
Prepetition-
Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing May 2023.	233,220	237,234

Total	16,259,224	25,278,694

	February 29,	August 31,
The following is a summary of long-term debt and line of credit:	2004	2003
Less Current Maturities	(6,894,208)	(15,706,760)

Long-Term Debt	$9,365,016	$9,571,934

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2002, TST amended its revolving line of credit to increase the line from $22 million to $25 million. The amended revolving credit line is limited to the lesser of $25 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $8.9 million as of February 29, 2004.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152 % plus 2.75%, to $5,000,000 of the Company’s outstanding loan balance. This rate was locked until April 4, 2004, after which the entire line reverted to prime plus .25%.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of February 29, 2004, the Company was in compliance with all covenants.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Three Months ended	February 29, 2004	February 28, 2003
Cash paid during the period for:
Interest	$295,083	$474,098
Income taxes	$499,300	$191,436

Six Months ended	February 29, 2004	February 28, 2003
Cash paid during the period for:
Interest	$632,097	$957,737
Income taxes	$507,569	$568,314

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

Three Months Ended	February 29 2004	February 28 2003
Net Earnings
As reported	$262,240	$216,395
Pro forma	261,040	207,395
Stock-based employee compensation expense, net of tax
As reported	—	—
Pro forma	1,200	9,000
Net earnings per common and Common equivalent share:
Basic – as reported	.05	.04
Diluted — as reported	.05	.04
Basic – Pro forma	.05	.04
Diluted — Pro forma	$.05	$.04

Six Months Ended	February 29 2004	February 28 2003
Net Earnings
As reported	$744,456	$521,015
Pro forma	742,456	498,015
Stock-based employee compensation expense, net of tax
As reported	—	—
Pro forma	2,000	23,000
Net earnings per common and Common equivalent share:
Basic – as reported	.14	.10
Diluted — as reported	.14	.10
Basic – Pro forma	.14	.09
Diluted — Pro forma	$.14	$.09

8. Legal Matters

In Fiscal 2003 an employee filed suit under the Family Leave and Medical Act claiming retaliatory treatment (firing) in violation of the FMLA. In the Second Quarter of Fiscal 2004, TST settled with the employee settled for a nominal amount.

TST is a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. These liabilities are included on the Company’s balance sheet. TST recently prevailed in its motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements.

On October 9, 2003, in the United States District Court Central District of California Southern Division, Avery Dennison Office Products Company and Avery Dennison Corporation (“Avery”) filed a patent infringement lawsuit against TST claiming TST’s corporate cut business card products infringed on patents and pending patents owned by Avery. On March 11, 2004, the parties executed a confidential settlement agreement, which includes TST’s agreement to discontinue selling corporate cut business card products. Management believes that the discontinuation of the sale of these products will not have a material impact on our financial position or results of operations. On January 14, 2004, the Company filed suit against three vendors of the infringing products claiming breach of UCC warranties for selling to TST/Impreso, Inc. patent infringing goods. The Company also filed a claim with its insurance carrier requesting coverage. The insurance company has reserved their decision pending their own investigation.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank account. The payroll administrator admitted guilt to the FBI and the internal investigator of the Company’s bank. The investigation by the FBI, the bank and the Company revealed a loss of approximately $628,000 over a period starting in September 2000 until October 2003. The investigation is complete. The Company has notified its insurance companies of the loss under its employee theft coverage and management believes that approximately $260,000 of the losses will be reimbursed by insurance. The loss recovery was difficult to initially determine due to the number of policies and insurers covering the time frame in question. The Company believes the employee will plead on information and will be incarcerated as a result of the embezzlement.

9. Subsequent Events

On April 5, 2004, the Company sold and simultaneously executed a five year lease for its two California buildings. The total sales price for the two buildings was $2.903 million. After paying off the $1.660 million mortgage, the net proceeds of the sale were approximately $1.127 million.

After the annual Board meeting on January 28, 2004, TST announced it was entering the bottled water business. On March 23, 2004, the Company submitted approximately $1.9 million in orders to manufacturers for the water processing equipment, with an expected delivery date of July 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its condensed consolidated financial statements. These policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

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

Results of Operations for the Interim Periods Ended February 29, 2004 and February 28, 2003.

Net Sales—Net sales decreased from $31.6 million in the three months ended February 28, 2003, to $26.8 million in the three months ended February 29, 2004 (“Second Quarter 2004”), a decrease of $4.9 million or 15.4%. Net sales decreased from $63.5 million in the six months ended February 28, 2003, to $55.9 million in the six months ended February 29, 2004, a decrease of $8.6 million or 13.5%. Net sales decreased in the three and six months period ended February 29, 2004, as compared to the corresponding period of the prior year, as a result of decreased selling prices of finished goods due to falling raw material prices.

Gross Profit—Gross profit decreased from $3.2 million in the three months ended February 28, 2003, to $3 million in the Second Quarter 2004, an decrease of 5.3%. Gross profit remained stable at $6.4 million in the six months ended February 28, 2003, as compared to the six months ended February 29, 2004. Gross profit margin for the three month period ended February 29, 2004, increased to 11.2% as compared to 10% for the three month period ended February 28, 2003. Gross profit margin for the six month period ended February 29, 2004, increased to 11.6% as compared to 10.2% for the six month period ended February 28, 2003. The contrast of the decrease in gross profit and the increase in gross profit margin for three month period ended February 29, 2004, resulted from finished goods pricing not decreasing as rapidly as raw material prices decreased.

Selling, General, and Administrative Expenses—SG&A expenses decreased from $2.4 million in the three months ended February 28, 2003 to $2.3 million in Second Quarter 2004. SG&A expenses decreased from $4.8 million in the six months ended February 28, 2003 to $4.5 million in the six months ended February 29, 2004. This decrease was primarily the result of the elimination of overtime, reduction in workforce and employee benefits. SG&A expenses as a percentage of net sales increased from 7.6% in the three ended February 28, 2003, to 8.5% in the Second Quarter 2004. SG&A expenses as a percentage of net sales increased from 7.5% in the six months ended February 28, 2003, to 8.3% in the six months ended February 29, 2004. The increase in SG&A as a percentage of sales for three and six months ended February 29, 2004, is due to the decrease in net sales.

Interest Expense—Interest expense decreased from $474,000 in the three ended February 28, 2003, to $295,000 in Second Quarter 2004. Interest expense decreased from $958,000 in the six months ended February 28, 2003, to $632,000 in the six months ended February 29, 2004. The decrease of 37.8% in the three months ended February 29, 2004, and the decrease of 34% in the six months ended February 29, 2004, is due to the reduction of inventories which reduced our borrowings under our line of credit and decreased interest rates from implementation of the Eurodollar rate on our floating lines of credit.

Income Taxes—Income tax expense increased from $150,000 for the three months ended February 28, 2003, to $185,000 in Second Quarter 2004. Income tax expense increased from $343,000 for the six months ended February 28, 2003, to $471,000 in the six months ended February 29, 2004. The increase in income tax expense for Second Quarter, as compared to the corresponding period of the prior year is a result of the increase in taxable income.

Liquidity and Capital Resources

Working capital increased to $13.7 million as of February 29, 2004, from $12.7 million at August 31, 2003. This represented an increase of 8.1%.

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

Available borrowings under this line of credit, which accrued interest from October 6, 2003 to January 5, 2004, on $5 million, at LIBOR plus 2.75% (3.902% as of February 29, 2004), balance at prime plus .25% (4.25% as of February 29, 2004) are based upon specified percentages of eligible accounts receivable and inventories. As of February 29, 2004, we have adequate capital available to operate our business.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152% plus 2.75%, to $5,000,000 of the Company’s outstanding loan balance. This rate was locked until April 4, 2004, after which the entire line reverted to prime plus .25%.

On April 22, 2003, we executed a one-year, $1.4 million construction loan with the current mortgagee of the Itasca, Illinois building to expand the building an additional 34,500 square feet. We expect the expansion to be completed by May 2004. As a result, the Mortgagee agreed to extend the construction loan to June 22, 2004, when the existing mortgage and the construction loan will be combined into one note.

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

As of February 29, 2004, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” does not have a material impact on our financial position or results of operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, we implemented a program to reduce inventory. From September 1, 2001 to February 29, 2004, TST inventory levels were reduced from $38,459,817 to $21,573,137, or approximately 56%. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United in March 2002. Management intends to continue reducing inventory through Fiscal 2004; however, downward pressures on raw material prices could compress the market for our existing inventory and have a material adverse effect on the results of operations of TST or restrain our attempts at further reducing inventory.

During the third and fourth quarter of Fiscal 2003, the price of raw materials rapidly dropped. Prices continued to decrease through the first quarter of Fiscal 2004, but in the second quarter of Fiscal 2004 they stabilized and started an upward trend. In February 2004, domestic and international mills announced a price increase that went into effect on March 1, 2004. This increase was effectively passed through to a majority of our customers. Another increase has been announced by the mills with an effective date of May 1, 2004. We believe that prices will continue to increase in the remaining quarters of Fiscal 2004.

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

Market Conditions

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in 2003, will continue to decline in 2004. In addition, competitors in the marketplace have aggressively solicited existing TST customers. On April 9, 2004, TST declined to offer a proposal to a significant customer. The customer has decided to move a large portion of their business to a competitor in the marketplace. The transition will take place over the Third Quarter of Fiscal 2004. The lost business, which is approximately 20% of net sales in Fiscal 2003, has been partially offset by the addition of new customers and potentially offset by the increased sale of other products to this customer in a new territory.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Our subsidiaries do not have supply contracts with any of their foreign vendors. All foreign vendors are paid in United States currency. In addition, TST’s international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debts as of February 29, 2004. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at February 29, 2004, there was no material exposure to our financial position or results of operations.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See note 8 to condensed consolidated financial statements contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In the second quarter of Fiscal 2004, the Company received notice from the Internal Revenue Service that the Fiscal 2002 year was to be audited. The Company engaged KPMG, LLP to help the Company manage the audit process.

On January 27, 2004, the Company and Marshall Sorokwasz, Chairman of the Board and CEO, executed and employment agreement for a period of five years from February 1, 2004 to January 31, 2009. See Exhibit 10(f) filed with this report.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits to Part 1.

Exhibit No.	Description of Exhibits
10(f)	Employment Agreement dated January 27, 2004, between the Company and Marshall Sorokwasz

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K and 8-K /A

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2004

Impreso, Inc. (Registrant)
/s/ Marshall D. Sorokwasz
Marshall D. Sorokwasz
Chairman of the Board, Chief Executive Officer, President, and Director

/s/ Susan M. Atkins
Susan M. Atkins
Chief Financial Officer and Vice President

Exhibits

Exhibit No.	Description of Exhibits
10(f)	Employment Agreement dated January 27, 2004, between the Company and Marshall Sorokwasz

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.