Form 10-Q
period 2004-05-31
IMPRESO INC
filed 2004-10-04
CIK 1108345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2004

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

     Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at July 13, 2004

$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
May 31, 2004

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	May 31,	August 31,
	2004	2003
Current assets:
Cash and cash equivalents	$305,962	$95,129
Trade accounts receivable, net of allowance for doubtful accounts of $911,162 at May 31, 2004 and $630,916 as of August 31, 2003	11,975,011	12,144,735
Inventories	20,999,761	28,462,091
Prepaid expenses and other	767,030	141,729
Deferred income tax assets	827,936	574,924

Total current assets	34,875,700	41,418,608

Property, plant and equipment, at cost	26,915,564	28,030,124
Less-Accumulated depreciation	(13,948,416)	(13,196,099)

Net property, plant and equipment	12,967,148	14,834,025

Other assets	863,777	83,667

Total assets	$48,706,625	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	May 31,	August 31,
	2004	2003
Current liabilities:
Accounts payable	$10,178,737	$11,102,673
Accrued liabilities	936,091	1,041,657
Accrued commissions	2,239,816	851,029
Current maturities of long-term debt	1,427,475	1,343,231
Line of credit	5,538,922	14,355,445
Current maturities of prepetition debt	8,159	8,084

Total current liabilities	20,329,200	28,702,119
Deferred income tax liability	1,086,739	1,021,357
Deferred gain	839,482	—
Long-term debt, net of current maturities	8,094,835	9,342,784
Long-term portion of prepetition debt, net of current maturities	222,972	229,150

Total liabilities	30,573,228	39,295,410

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	11,765,705	10,673,198

Total stockholders’ equity	18,133,397	17,040,890

Total liabilities and stockholders’ equity	$48,706,625	$56,336,300

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31	May 31,	May 31	May 31,
	2004	2003	2004	2003
Net Sales	$26,786,252	$28,872,753	$81,716,107	$92,384,516
Cost of sales	23,591,784	25,624,297	72,133,020	82,686,722

Gross profit	3,194,468	3,248,456	9,583,087	9,697,794
Selling, General and administrative expense	2,304,573	2,339,476	6,851,825	7,124,124

Operating income	889,895	908,980	2,731,262	2,573,670
Other (income) expenses:
Interest expense	243,988	425,199	876,085	1,382,937
Miscellaneous (income) expenses	91,292	(57,683)	85,140	(214,777)

Income before income tax expense	554,615	541,464	1,770,037	1,405,510
Income tax expense:
Current	324,915	111,692	865,160	445,193
Deferred	(118,351)	105,257	(187,630)	114,787

Total Income Tax Expense	206,564	216,949	677,530	559,980
Net income	348,051	$324,515	1,092,507	$845,530

Net income per common share (basic and diluted)	$0.07	$0.06	$0.21	$0.16

Weighted average shares outstanding	5,278,780	5,278,780	5,278,780	5,278,780
(basic and diluted)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 31,	May 31,
	2004	2003
Cash Flows From Operating Activities
Net income	$1,092,507	$845,530
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	1,072,416	1,078,864
Deferred income tax (benefit) expense	(187,630)	114,787
Decrease in accounts receivable, net	169,724	2,172,993
Decrease in inventories	7,462,330	2,486,538
Increase in prepaid expenses and other	(625,301)	(78,448)
(Increase) decrease in non current assets	(780,110)	19,450
(Decrease) in accounts payable	(923,936)	(5,445,907)
Increase (Decrease) in accrued liabilities	1,283,221	(492,647)

Net cash provided by operating activities	8,563,221	701,160

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(1,258,945)	(277,198)
Proceeds from sale of property, plant & equipment	2,892,888	—

Net Cash provided by (used in) investing activities	1,633,943	(277,198)

Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(8,816,523)	157,563
Payments on prepetition debt	(6,103)	(5,889)
Net payments on postpetition debt, net	(1,163,705)	(612,633)
Warrants issued	—	6,447

Net cash used in financing activities	(9,986,331)	(454,512)

Net increase (decrease) in cash and cash equivalents	210,833	(30,550)
Cash and cash equivalents, beginning of period	95,129	202,809

Cash and cash equivalents, end of period	$305,962	$172,259

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

2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of May 31, 2004, and its results of operations for the three and nine months ended May 31, 2004 and May 31, 2003. Results of the Company’s operations for the interim period ended May 31, 2004, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123". This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company has adopted the disclosure requirements for the year ending August 31, 2004 (“Fiscal 2004”).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46). FIN No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance immediately to such entities created after January 31, 2003, and in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The company is currently evaluating whether Alexia Springs Water Company is a variable interest entity, whether the company is the primary beneficiary (as defined in FIN No. 46) and, if so, the impact of this interpretation on the financial position and the results of operations.

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	May 31, 2004	August 31,2003
Finished goods	$12,459,190	$15,409,606
Raw materials	7,769,162	12,345,769
Supplies	915,905	1,008,103
Work-in-process	107,086	86,731
Allowance for obsolete inventory	(251,582)	(388,118)

Total	$20,999,761	$28,462,091

5. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

May 31,	August 31,
2004	2003
Line of Credit with a commercial financial corporation under revolving credit line, maturing May 2004, secured by inventories, trade accounts receivable, equipment, goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company which was released on May 26, 2004, interest payable monthly on $5 million from January 5, 2004 to April 5, 2004, at LIBOR plus 2.75% (3.902 % as of April 5, 2004), balance at prime plus ..25%, and from April 6, 2004 to May 31, 2004, at prime plus ..25% on entire balance (4 % as of May 31, 2004). As of May 6, 2004, the line of credit was amended and extended to November 17, 2005. See page 13.
$5,538,922	$14,355,445

	May 31,	August 31,
	2004	2003
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest at 7.75%, or 4.5% above the 11th District cost of funds rate, whichever is greater; 7.75% as of April 5, 2004), maturing June 2008. Paid in full on April 5, 2004.	-0-	1,638,448
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2009.	231,418	257,641
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	621,757	682,876
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	181,988	199,531
Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25 % to 11.016%, maturing at various dates from September 2004 through July 2008.	183,896	308,323
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,969,380	2,041,453
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. See Legal Matters, Footnote 8	225,000	225,000
Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. See Legal Matters, Footnote 8.	352,145	352,145
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed scheduled for interest, 7.25 % at May 31, 2004), maturing April 2007.	3,097,730	3,135,614
Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, 4.49% at May 31, 2004), maturing February 2009.	1,035,714	1,196,429
Acquisition notes payable, unsecured, payable in monthly installments of 16,666, maturing February 2007.	520,625	648,556

	May 31,	August 31,
	2004	2003
Construction note payable to a commercial financial corporation, secured by real property, payable in monthly installments of interest only, at 6%, to be consolidated into new loan combined with balance of existing mortgage on the real property. Interest rate on the new combined loan will be prime plus 1.125%, capped at 7.50%, maturing 5 years from date of execution.	1,102,657	-0-
Prepetition-
Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the
Company, payable in monthly installments of $1,461 (including interest at 4%), maturing May 2023.	231,131	237,234

Total	15,292,363	25,278,694
Less Current Maturities	(6,974,556)	(15,706,760)

Long-Term Debt	$8,317,807	$9,571,934

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152 % plus 2.75%, to $5,000,000 of the Company’s outstanding line of credit balance. This rate was locked until April 5, 2004, after which the entire line reverted to prime plus .25%.

On May 6, 2004, TST amended its revolving line of credit to decrease the line from $25 million to $10 million. The amended revolving credit line is limited to the lesser of $10 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $5.2 million as of May 31, 2004.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of May 31, 2004, the Company was in compliance with all covenants.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Three Months ended	May 31, 2004	May 31, 2003
Cash paid during the period for:
Interest	$234,961	$415,893
Income taxes	$500,000	$167,870

Nine Months ended	May 31, 2004	May 31, 2003
Cash paid during the period for:
Interest	$852,211	$1,354,635
Income taxes	$1,010,639	$736,184
Noncash Investing Activities:
Issuance of Warrant to Vendor	$—	$6,447

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

	Three months ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31,2004	May 31,2003
Pro forma impact of fair value method
Reported net income	348,051	324,515	1,092,507	845,530
Less: fair value impact of employee stock options	1,200	9,000	3,600	32,000
Pro Forma net income	346,851	315,515	1,088,907	813,530
Earnings per common share
Basic-as reported	$0.07	$0.06	$0.21	$0.16
Diluted-as reported	$0.07	$0.06	$0.21	$0.16
Basic-pro forma	$0.07	$0.06	$0.21	$0.15
Diluted-pro forma	$0.07	$0.06	$0.21	$0.15
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.27	3.27	3.27	3.27
Expected life	5	5	5	5
Expected volatility	57%	57%	57%	57%
Expected dividend yield	-0-	-0-	-0-	-0-

8. Legal Matters

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

On October 9, 2003, in the United States District Court Central District of California Southern Division, Avery Dennison Office Products Company and Avery Dennison Corporation (“Avery”) filed a patent infringement lawsuit against TST claiming TST’s corporate cut business card products infringed on patents and pending patents owned by Avery. On March 11, 2004, the parties executed a confidential settlement agreement, which includes TST’s agreement to discontinue selling corporate cut business card products. Management believes that the discontinuation of the sale of these products will not have a material impact on our financial position or results of operations. On January 14, 2004, the Company filed suit against two vendors of the infringing products claiming breach of UCC warranties for selling to TST/Impreso, Inc. patent infringing goods. The Company also filed a claim with its insurance carrier requesting coverage. The insurance companies have determined the policies in effect during the relevant time frame do not cover these types of claims.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank account. The payroll administrator admitted guilt to the FBI and the internal investigator of the Company’s bank. The investigation by the FBI, the bank and the Company revealed a loss of approximately $628,000 over a period starting in September 2000 until October 2003. The investigation is complete. The Company has notified its insurance companies of the loss under its employee theft coverage. The current insurer offered a $258,000 claim adjustment for the entire loss. The company has engaged counsel, and a demand has been made on the insurer to cover the entire loss, as a result of recent legal developments which could be persuasive in litigating different interpretations of defined terms within the policy. The FBI has notified the Company that the employee plead on information and will be incarcerated as a result of the embezzlement.

In December 2003, TST/Impreso, Inc. entered into a settlement agreement with a customer due to a dispute concerning catalog fees. The settlement requires TST to issue a credit memo for the benefit of the customer in the amounts of $50,000, $25,000 and $25,000 on December 31, 2004, June 30, 2005, and December 31, 2005, respectively.

In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against two former outside sales representatives and a competitor, alleging breach of fiduciary duty, tortious interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agents, and also protect TST from any unfair business practices of TST’s competitors. The competitor filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations.

9. Subsequent Events

In June 2004, the Company exited its leased Elk Grove, Illinois plant, moving all production into the substantially completed Itasca, Illinois 34,500 square foot expansion. In July 2004, the Company will complete its exit of the West Virginia facility, moving all production into the Company’s newly renovated Chambersburg, Pennsylvania location. The Company intends to exit the Greencastle, Pennsylvania building and move all operations into the Chambersburg facility by September 2004. The West Virginia and Greencastle buildings are currently up for sale. No contracts have been executed as of the date of this filing.

On July 9, 2004, we received a demand from the trustee of a bankrupt customer in the amount of $1.2 million. This demand is a gross preference demand and we believe subsequent to a full preference analysis and the company’s utilization of various defenses, any liability should be lowered to a materially reduced amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The accounting policies described below is those the Company considers critical in preparing its condensed consolidated financial statements. These policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

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

Commissions and Rebates

The Company reserves commissions and rebates paid to certain customers based on specific contractual agreements. These reserves are calculated based upon sales by customer, and adjusted monthly to reflect increases and decreases in each customer’s sales and payments of commissions and rebates.

Results of Operations for the Interim Periods Ended May 31, 2004 and May 31, 2003.

Net Sales—Net sales decreased from $ 28.9 million in the three months ended May 31, 2003, to $26.8 million in the three months ended May 31, 2004 (“Third Quarter 2004”), a decrease of $ 2.1 million or 7.2%. Net sales decreased from $92.4 million in the nine months ended May 31, 2003, to $ 81.7 million in the nine months ended May 31, 2004, a decrease of $ 10.7 million or 11.6%. Net sales decreased in the three month period ended May 31, 2004, as compared to the corresponding period of the prior year, as a result of the loss of sales to a large customer in April 2004. Net sales decreased in the nine month period ended May 31, 2004, as compared to the corresponding period of the prior year, as a result of new IBM licensees starting to manufacture the same IBM products the Company manufactures, and comparative lower finished goods pricing.

Gross Profit-— Gross profit remained stable at $3.2 million for the three months ended May 31, 2003 and May 31, 2004. Gross profit decreased from $9.7 million in the nine months ended May 31, 2003, to $9.6 million in the nine months ended May 31, 2004, a decrease of 1.2%. Gross profit margin for the three month period ended May 31, 2004, increased to 11.9%, as compared to 11.25% for the corresponding period of the prior year. Gross profit margin for the nine month period ended May 31, 2004, increased to 11.7% as compared to 10.5% for the nine month period ended May 31, 2003. The contrast of the decrease in gross profit and the increase in gross profit margin for three and nine month periods ended May 31, 2004, resulted from lower overhead and raw material costs.

Selling, General, and Administrative Expenses—SG&A expenses remained stable at $ 2.3 million in the three months ended May 31, 2003 and May 31, 2004. SG&A expenses decreased from $ 7.1 million in the nine months ended May 31, 2003 to $ 6.9 million in the nine months ended May 31, 2004. This decrease was primarily the result of the elimination of overtime, reduction in workforce and employee benefits. SG&A expenses as a percentage of net sales increased from 8.1% in the three months ended May 31, 2003, to 8.6% in the Third Quarter 2004. SG&A expenses as a percentage of net sales increased from 7.7% in the nine months ended May 31, 2003, to 8.4% in the nine months ended May 31, 2004. The increase in SG&A as a percentage of sales for three and nine months ended May 31, 2004, is due to the decrease in net sales.

Interest Expense—Interest expense decreased from $ 425,000 in the three months ended May 31, 2003, to $ 244,000 in Third Quarter 2004. Interest expense decreased from $ 1.4 million in the nine months ended May 31, 2003, to $ 876,000 in the nine months ended May 31, 2004. The decrease of 42.6% in the three months ended May 31, 2004, and the decrease of 36.7% in the nine months ended May 31, 2004, is due to the reduction of inventories which reduced our borrowings under our line of credit and decreased interest rates from implementation of the Eurodollar rate on our floating lines of credit.

Income Taxes-— Income tax expense decreased from $ 217,000 for the three months ended May 31, 2003, to $ 207,000 in Third Quarter 2004. Income tax expense increased from $560,000 for the nine months ended May 31, 2003, to $678,000 in the nine months ended May 31, 2004.The increase in income tax expense for Third Quarter, as compared to the corresponding period of the prior year is a result of the taxable gain on the sale of our California buildings.

Liquidity and Capital Resources

Working capital increased to $14.5 million as of May 31, 2004, from $12.7 million at August 31, 2003. This represented an increase of 14.4%.

Effective May 6, 2004, TST amended its loan agreement with a commercial financial corporation to mature on November 17, 2005. The amended agreement provides for a $10 million line of credit and an inventory sub-limit of $10 million. The amended loan is secured by, among other things, inventory, trade receivables, and equipment. The personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company was released. The amended loan agreement allows the Company to elect the application of a Eurodollar interest rate plus 2.25% if excess availability is $10 million or more, 2.50% if excess availability is between $5 to $10 million and 2.75% if excess availability is below $5 million. The Libor rate can be elected for 30, 60 or 90 day periods to specified amounts of the loan.

On January 5, 2004, TST elected to implement the euro dollar interest rate of 1.152 % plus 2.75%, to $5,000,000 of the Company’s outstanding loan balance. This rate was locked until April 5, 2004, after which the entire line reverted to prime plus .25%.

Available borrowings under this line of credit, which accrued interest from January 5, 2004 to April 5, 2004, on $5 million, at LIBOR plus 2.75% (3.902 % as of April 5, 2004), balance at prime plus .25% (4 % as of May 31, 2004), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2004, we have adequate capital available to operate our business.

On April 22, 2003, we executed a one-year, $1.4 million construction loan with the current mortgagee of the Itasca, Illinois building to expand the building an additional 34, 500 square feet. We expect the expansion to be completed by July 2004. As a result, the Mortgagee agreed to a second extension of the construction loan to September 22, 2004, when the existing mortgage and the construction loan will be combined into one note.

On April 5, 2004, the Company sold and simultaneously executed a five year lease for its two California buildings. The current monthly rental is $21,385. The total sales price for the two buildings was $2.903 million. After paying off the $1.660 million mortgage, the net proceeds before tax of the sale were approximately $1.127 million. The net book gain of approximately $857,000 will be amortized over the five year lease period.

We believe that the funds available under the loans encumbering our Texas, Pennsylvania, Illinois and West Virginia plants, the construction loan for the expansion at the Itasca facility, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc., or Alexa Springs, Inc., our water bottling subsidiary, may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of May 31, 2004, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” does not have a material impact on our financial position or results of operations.

Alexa Springs, Inc. bottled water subsidiary

In January 2004, TST announced it was entering the bottled water business. In March 2004, the Company submitted approximately $1.9 million in orders to manufacturers for the water processing equipment, with an expected delivery date of July 2004. In July 2004, Alexa Springs, Inc was incorporated in the state of Texas. Alexa Springs, Inc. will be the wholly owned subsidiary of Impreso, Inc. and will operate the bottled water business. Alexa Springs, Inc. will lease a building and purchase its spring water from Alexa Springs Water Company, an entity owned by Marshall Sorokwasz and Richard Bloom, President and Vice President of the Company. As of May 31, 2004 TST/Impreso, Inc. had advanced out of operating funds $766,000 to equipment manufacturers on behalf of Alexa Springs, Inc. As of June 30, 2004, that amount increased to $1.7 million.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In the past inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of Fiscal 2002, we implemented a program to reduce inventory. From September 1, 2001 to May 31, 2004, TST inventory levels were reduced from $38,459,817 to $20,999,761, or approximately 45.4%. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United in March 2002. Management does not intend to continue reducing inventory through Fiscal 2004, as a result of the tightening paper supply market.

During the third and fourth quarter of Fiscal 2003, the price of raw materials dropped rapidly. Prices continued to decrease through the first quarter of Fiscal 2004, but in the second quarter of Fiscal 2004, stabilized and started an upward trend. On March 1, 2004 and May 1, 2004 price increases on raw materials were announced by the mills, which were effectively passed through to a majority of our customers by the end of the Third Quarter. Another increase has been announced for July 1, 2004. We believe that prices will continue to increase in the remaining quarter of Fiscal 2004 and into the year ending August 31, 2005.

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

Market Conditions

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in Fiscal 2004, will continue to decline in Fiscal 2005. In addition, competitors in the marketplace have aggressively solicited existing TST customers. On April 9, 2004, TST declined to counter offer a competitor’s proposal on a particular product to a significant customer. This product comprised a majority of our sales to this customer. The customer has decided to move their business on this product to the competitor. The transition will take place over the Fourth Quarter of Fiscal 2004. The lost business, which is approximately 20% of net sales in Fiscal 2003, will be partially offset by the addition of new customers and the increased sale of other products to this customer in existing and new territories.

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

We had both fixed-rate and variable-rate debts as of May 31, 2004. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at May 31, 2004, there was no material exposure to our financial position or results of operations.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In the second quarter of Fiscal 2004, the Company received notice from the Internal Revenue Service that the Fiscal 2002 year was to be audited. The Company engaged KPMG, LLP to help the Company manage the audit process. As of the date of this filing the audit was concluded, but the IRS report had not been received.

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

Dated: July 15, 2004

Impreso, Inc. (Registrant)
/s/ Marshall D. Sorokwasz
Marshall D. Sorokwasz
Chairman of the Board, Chief Executive Officer, President, and Director

/s/Susan M. Atkins
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