Form 10-K
period 2004-08-31
IMPRESO INC
filed 2004-12-14
CIK 1108345

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ___________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2004, based upon the closing sale price of the Common Stock as reported on the NASDAQ Small Cap Market, was approximately $ 5,777,068

There were 5,278,780 shares of the registrant’s Common Stock outstanding as of December 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its Annual Meeting of Shareholders on January 25, 2005. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

ITEM 1. BUSINESS

GENERAL

Impreso, Inc. is the holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets, Hotsheet.com, Inc., the owner of Hotsheet.com®, an online web reference directory, and Alexa Springs, Inc. (“Alexa”) the company’s natural spring water bottling subsidiary.

The primary operating company, TST, was founded in 1976. TST operates in the hard copy supply market, which encompasses those products used with a hard copy output or “imaging” device. Approximately 98% of TST’s total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its four manufacturing facilities and 50 public distribution warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO® label, generic labels and private labels. In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation (“IBM”) for the manufacture and distribution of a selected line of paper products. In 2003, this agreement was extended to 2007. On December 1, 2004, International Business Machines, Inc (“IBM”) and TST/Impreso, Inc. (“TST”) agreed to terminate their Trademark Licensing Agreement.

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

Another subsidiary, Hotsheet.com, Inc., owns and operates the Hotsheet.com web portal. Hotsheet® is an internet website directory, or portal, specializing in listing popular and useful web destinations utilized by a wide general audience. The 11 primary categories provide over 500 links to premier sites. Hotsheet is unique due to the single-page presentation of the main directory.

Services provided by Hotsheet.com include Hotsheet Super Search, a “meta-search” that combines results from multiple web search engines and ranks them by relevance, and My Hotsheet, a unique method of bookmark management that lets users create their own personalized page of categorized favorite links. For the years ended August 31, 2004, 2003 and 2002, net sales of Hotsheet.com, Inc. amounted to $186,903, $158,755, and $122,629, respectively.

Our newest wholly owned subsidiary, Alexa Springs, Inc. will produce bottled natural spring water from the Ouachita Mountains near Mt Ida, Arkansas. Distribution of Alexa water is scheduled to begin in December 2004. Initially, we will sell the water in one-half liter bottles packaged in a shrunk wrapped 24 count case. The distribution model of the water project is identical to our paper products; the weight and width of the pallets of each are identical and the target customers are the same.

TST’S PRODUCTS

The product lines during the fiscal year ended August 31, 2004 (“Fiscal 2004”) consisted of the following:

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

Ink Jet Coated Canvas. A textured product which creates the appearance of a painted surface.

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

CD/DVD Labels. Pre-formatted, die cut adhesive paper for printing CD/DVD labels.

Ink Jet Address Labels. Pre-formatted, die cut adhesive paper for printing ink jet address labels.

Two sided Glossy Coated Ink Jet Paper. Gloss coated on both sides for brilliant, high-contrast color images with photographic detail.

Professional Grade Ultimate Glossy Photo Paper. Designed for ink jet printers, this ultra-bright, 100-plus whiteness paper creates a “true photograph” look and feel for high-end applications.

File Folders. Manila folders available in letter and legal size.

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

TST’S TRADEMARK LICENSE

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. Through various amendments the authorized product lines have been expanded and the term was extended to April 30, 2007. On December 1, 2004, International Business Machines, Inc (“IBM”) and TST/Impreso, Inc. (“TST”)

agreed to terminate their Trademark Licensing Agreement.

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

TST has 54 distribution points (50 public distribution warehouses and four manufacturing locations), which enable it to deliver products to most major cities in the United States within 24 hours. TST’s primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers’ representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

TST sells to the following types of customers:

•	Business Forms Dealers — Businesses that primarily buy and resell various types of business forms. Examples include Standard Forms, American Business Forms and Better Business Forms.

•	Wholesale Stationers — Businesses that supply a large variety of office products to office product dealers. Wholesale stationers generally do not sell directly to the end user. Examples include United Stationers, and SP Richards.

•	Office Products Dealers — Businesses that generally purchase a majority of their products from wholesale stationers, but often negotiate directly with manufacturers. Examples include Navrat’s Office Products and Crest Office Supply.

•	Paper Merchants — Businesses that sell all types of papers to printers and dealers and directly to end users. Examples include Unisource, Xpedx and Ris Paper.

•	Consumer Electronics Stores — Businesses that sell retail to the end user in a broad spectrum electronics environment. Examples include Frye’s, Best Buy and CompUSA.

•	Mass Merchants — Discount department stores with retail sections that sell computer, copier and facsimile related supplies. Examples include Kmart and Army and Air Force Exchange Service.

•	Grocery and Drug Store Chains — Businesses that sell computer consumables as a convenience to its customer and secondary sale to its primary target product. Examples include Walgreen’s, Kroger and Rite-Aid.

•	Wholesale Clubs/Office Superstores — Businesses that sell large quantities of inventory at or near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services and support to the extent that wholesale stationers provide their customers. Examples include Staples, Costco and BJ’s.

•	Buying Groups — Groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers. Examples include Independent Stationers and Association of Independent Printing Paper Merchants.

•	Computer Aided Design (CAD) Supply Dealers — Dealers that typically sell wide format supplies and papers to architects and engineers. Examples include CAD Supply Specialty and IMPACO.

•	Contract Stationers — Companies that offer a complete catalog of office and business supplies generally to large corporations. In many cases, various types of products are bundled and sold under contract. Examples include Corporate Express, Boise Cascade Office Products and Staples.

•	Cash Register Dealers — Dealers that sell cash register systems and point of sale supplies to businesses such as restaurants and retail vendors. Examples include Impact Paper, USA Paper and Columbia Paper & Ribbon.

Though TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. One customer, Staples, Inc. (“Staples”) accounted for more than 10% of TST’s sales in the years ended August 31, 2004, 2003 and 2002. Subsequent to this Form 10-K reporting period, September, October, and November 2004, purchases by Staples decreased significantly. The reduction is expected to be equivalent to approximately $20 million in annual sales. Management believes that this reduction in sales may materially adversely affect our financial position, results of operations and cash flows in Fiscal 2005. TST may in the future be dependent on other significant customers, the loss of which could also materially adversely affect our financial position, results of operations and cash flows.

On December 1, 2004, International Business Machines, Inc (“IBM”) and TST/Impreso, Inc. (“TST”) agreed to terminate their Trademark Licensing Agreement. This decision was a result of IBM adding other converters to the program, IBM’s refusal to provide account protection, and IBM’s continuing request for guaranteed fees. TST’s IBM product sales were approximately 11% in the Fiscal year ended August 31, 2004. TST has approximately eight months to liquidate its IBM branded paper products inventory.

INVENTORY MANAGEMENT; RAW MATERIALS OF TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In recent years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. At the beginning of the year ended August 31, 2002 (“Fiscal 2002”), we implemented a program to reduce inventory and reduced inventory levels by $4.35 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of United Computer Supplies, Inc. in April 2002. We reduced inventory levels in the fiscal year ending August 31, 2003 (“Fiscal 2003”) by $5.6 million, and the year ended August 31, 2004 (“Fiscal 2004”) by $5.8 million.

In recent years we have depended primarily on domestic vendors of raw materials, which historically charge higher prices for raw materials than international vendors. Prices for raw materials decreased through the first quarter of Fiscal 2004, but in the second quarter of Fiscal 2004 they stabilized and started an upward trend. In February 2004, domestic and international mills announced a price increase that went into effect on March 1, 2004. Other increases were announced by the mills that went into effect on May 1, 2004 and July 1, 2004. These increases were effectively passed through to a majority of our customers. We believe that prices will continue to increase in Fiscal 2005.

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

MARKET CONDITIONS OF TST

The primary product produced by the Company is continuous feed business forms. Management believes that the market for business forms, which declined in 2004, will continue to decline in 2005. Our percentage of revenue derived from this product decreased from 62% in Fiscal 2003 to 53% in Fiscal 2004. Management expects this product category’s contribution percentage to sales to decline substantially further in Fiscal 2005, partially due to the reduction of the Staples business.

Competitors in the marketplace have aggressively solicited and bid customers of the Company’s products. Some of these competitors are vertically integrated and have competitive pricing advantages, which is changing how the marketplace does business and is squeezing margins despite the increase in paper prices.

The loss of significant customers, mergers of customers, and loss of portions of business from certain customers has reduced sales in Fiscal 2004, and management believes it will also have a significant impact in Fiscal 2005. To replace these lost sales, we are focusing our marketing efforts on more profitable portions of the business. In the business imaging product line, management believes that wide format rolls and point of purchase rolls have the greatest potential for growth.

The Company also believes that its entrance into the bottled water business is significant as we begin the diversification of our product offerings out of continuous computer paper. The introduction of water into our paper business is an ideal companion sale as the distribution model for our water products is substantially similar to our paper products. Many of the customers who are currently purchasing business imaging supplies from us also buy bottled water. The weight and dimensions of a pallet of water and paper, and therefore the costs, are also similar. The introduction of water should expand our sales to our existing customers. The bottled water business has experienced phenomenal growth in the past few years. We plan to effectively compete in the wholesale market by offering competitive price points on our water products.

One of our larger customers filed a Chapter 11 bankruptcy on May 7, 2003, owing us approximately $450,000. This amount was written off as bad debt expense in Fiscal 2003. In July 2004, the Company was served with a notice of a preference claim of approximately $1.2 million by the debtor’s bankruptcy trustee. We believe this is a gross preference demand without the Trustee analyzing easily discovered offsets. A request for details on the claim has been made to the Trustee without response. Due to the range of remittance dates by the debtor before and during the preference period, we believe we will be successful in litigation with the trustee of the estate for this alleged preference with the ordinary course of business defense available under the Bankruptcy Code. The amount that will be found to be an actual preference is unknown as of the date of this filing.

SEASONALITY

TST may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. If the market for finished goods decreases, then the adverse impact of the seasonal fluctuations on the Company will be greater.

Hotsheet.com revenues are partially generated by retail sales which are typically stronger during the Christmas holiday season.

The bottled water business is subject to seasonal fluctuations with its demand cycle greatest in summer months.

TST’S BACKLOG

The dollar value of TST’s order backlog as of August 31, 2004 and 2003 was approximately $2.8 million and $ 3.2 million, respectively. TST’s ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to TST’s increased net sales.

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

We have remained competitive by incorporating the manufacture and distribution of technical and high recognition branded paper products into our line. The addition of technical products has positioned TST as a supplier of business consumables at the initial growth stages of the technology’s introduction into the market and, therefore, at the greatest opportunity for strong profit margins and growth in unit sales. Sales of branded products benefit from brand loyalty and name recognition. Since we began the manufacture and distribution of technical and trademark licensed branded products, and have penetrated new distribution channels with our expanding product lines, we believe that in the future the companies we will compete with, will change as the consolidation within the paper industry causes competitors to branch into other categories of products that may not compete with the lines we offer.

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

The United States service mark registration obtained on Hotsheet, our subsidiary’s proprietary Internet portal, is effective until January 2008. The European Community Trademark registration for Hotsheet.com is effective until February 2010. The United States service mark registration for Shopsheet®, a sub portal of Hotsheet.com, is effective until February 2010.

The acquisition of United’s assets in March 2002 included one United States trademark: Computer Paper, Computer Paper, which registration was effective until December 2003.

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

EMPLOYEES

We had 295 full-time employees at August 31, 2004 of whom approximately 70% are engaged in manufacturing TST’s products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work.

ITEM 2. PROPERTIES

TST operates four manufacturing plants encompassing an aggregate of approximately 690,000 square feet of space. The Coppell, Texas, facility, where our executive offices are located, is approximately 75,000 square feet. TST owns two of its manufacturing plants, Coppell, Texas and Itasca, Illinois. The Coppell plant mortgage matures in 2011, and the Itasca facility matures in 2009. In April 2004, the Company sold its two buildings in Fontana, California to an unrelated party as part of a sales-leaseback transaction. The transaction has been accounted for as a sale, although the gain associated with the sale has been deferred in accordance with sales-leaseback accounting and is being amortized over 60 months, which represents the life of the related lease agreement. TST leased the two adjacent buildings in Fontana, California, for concurrent five year terms ending 2009. The Company also leases the Chambersburg, Pennsylvania facility and that lease’s initial term expires in 2017. Both the Fontana and Chambersburg leases have options to extend. Subsequent to 2004, TST exited two facilities that it owned, Kearneysville, West Virginia and Greencastle, Pennsylvania, and has placed these buildings on the market to be sold. In Fiscal 2004, TST was leasing under month to month leases a facility in Elk Grove, Illinois and warehouse space in Dallas, Texas. The Elk Grove location was vacated. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $1.6 million in Fiscal 2004 and 768,495 in Fiscal 2003. Costs incurred for the 50 public distribution and 7 storage warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $751,000 for Fiscal 2004.

We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2004, TST was operating at approximately 50% capacity for all of the products it manufactures, which will allow it to increase production to meet increased demand, if any, with no immediate capital investment.

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

TST is a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. These liabilities are included on the Company’s balance sheet. TST prevailed in its motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements. No arbitration date has been set.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the current insurer executed a settlement for $253,000, without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. We believe recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy. On November 19, 2004, the employee was sentenced to prison, ordered to remit to the Company $70,000 of known funds held in her name, and to pay restitution in full.

In December 2003, TST/Impreso, Inc. entered into a settlement agreement with a customer due to a dispute concerning catalog fees. The settlement requires TST to issue a credit memo to the customer for the purchase of products in the amounts of $50,000, $25,000 and $25,000 on December 31, 2004, June 30, 2005, and December 31, 2005, respectively. These amounts are included in the accrued liabilities.

In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against two former outside sales representatives and a competitor, alleging breach of fiduciary duty, tortious interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agents, and also protect TST from any unfair business practices of TST’s competitors. The competitor filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. The parties to the litigation are actively conducting discovery.

On July 9, 2004, TST received a Preference Claim demand from the Trustee of the estate a former customer in the amount of $1.2 million. No suit has been filed to date. This demand is a gross preference demand and we believe subsequent to a full preference analysis and the Company’s utilization of various defenses, any liability should be lowered to a materially reduced amount. The amount that will be found to be an actual preference is unknown as of the date of this filing.

The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, are currently under examination by the Internal Revenue Service (“IRS”). The IRS has proposed adjustments to the fiscal years under examination, and the matter has been sent to the Appeals Division of the IRS. The Company does not believe that the proposed adjustments will be upheld by the Appeals Division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ SmallCap Market (“NSCM”) under the symbol

ZCOM. The high and low closing prices for the common stock, as reported on the NSCM are as follows:

2004 Fiscal Year	Price Range
	High	Low
First Quarter (Sept. — Nov.)	$2.140	$1.800
Second Quarter (Dec. — Feb.)	2.700	1.830
Third Quarter (Mar. — May)	3.600	2.110
Fourth Quarter (June — Aug.)	2.690	2.140

2003 Fiscal Year	Price Range
	High	Low
First Quarter (Sept. — Nov.)	$2.50	$1.92
Second Quarter (Dec. — Feb.)	2.87	1.86
Third Quarter (Mar. — May)	2.20	1.75
Fourth Quarter (June — Aug.)	2.40	1.73

On November 18, 2004, the closing price for the common stock on the NSCM was $ 2.52 and the common stock was held by approximately 775 stockholders of record, including holdings through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our selected financial data as of and for the five years ended August 31, 2004 (“Fiscal 2004”). The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements appearing elsewhere in this document.

SELECTED FINANCIAL DATA (a)
Years Ended August 31,

	2000	2001	2002	2003	2004
Operations Data:
Net Sales	$73,098,956	$94,177,290	$119,525,362	$117,222,957	$103,989,229
Net Income (loss)	931,317	1,246,945	1,676,442	617,831	1,013,595

Earnings (loss) per common share:
Net Income (loss)	0.18	0.24	0.32	0.12	.19

Consolidated Balance Sheet Data:
Total assets	39,383,548	62,202,597	66,971,864	56,336,300	52,072,238
Long-term debt (excluding current maturities)	3,782,079	6,328,454	10,609,790	9,571,934	8,391,917
Stockholders’ Equity	$13,504,590	$14,712,643	$16,416,612	$17,040,890	18,054,485

(a)	This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below is those the Company considers critical in preparing its consolidated financial statements. These policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

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

Inventories

Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and analysis of inventories on hand. The Company evaluates, and if necessary, adjusts reserves quarterly.

Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and secured lender policies. The Company has not typically reserved for slow moving, obsolete or bad inventories, because substantially all of its slow moving products can be repackaged into different formats or labels, or demand for products that are associated with obsolete technology slowly decline as sales of new hardware requiring new or different consumables increase. The reduced demand for products which are becoming obsolete is easily monitored and scheduled production of these items is adjusted accordingly. If damage is caused to a product it is most often minor in value and expensed as damage occurs. Due to acquisition activities in 2001 and 2002, the Company implemented a reserve against the purchased inventories.

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

Contingent liabilities.

The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made when losses are determined to be probable and after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2004, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2003

Net Sales-— Net Sales decreased from $117.2 million in Fiscal 2003 to $104 million in Fiscal 2004, a decrease of $13.2 million, or 11.3%. The decrease resulted from lower sales of branded products.

Gross Profit —Gross Profit decreased from $13.8 million in Fiscal 2003 to $13.7 in Fiscal 2004, a decrease of $85,000 or 1%. Our gross profit percentage increased from 11.8% for Fiscal 2003 to 13.2% for Fiscal 2004. The gross profit percentage increase was primarily the result of decreased costs associated with the shipping and storing of excess inventory. The decreased costs was due to the consolidation of our Kearneysville, West Virginia and Greencastle Pennsylvania plants, and four raw material storage warehouses into our 414,000 square foot leased facility in Chambersburg, Pennsylvania.

Selling, General and Administrative Expenses—SG&A expenses for Fiscal 2004 were $10.9 million or 10.5% of net sales, as compared to $11.3 million, or 9.6% of net sales for Fiscal 2003. SG&A increased as a percentage of net sales in Fiscal 2004, due to the rising cost of employee health benefits, bad debt write off and advertising expense.

Interest Expense—Interest expense decreased from $1.8 million for Fiscal 2003 to $1.1 million for Fiscal 2004, a decrease of $705,000 or 39.4%. This decrease is attributable to the lowering of TST’s line of credit and the sale of the California building.

Income Taxes—Income tax expense was $400,100 for Fiscal 2003 as compared to $674,571 for Fiscal 2004. The increase in tax expense resulted primarily from increased profits and the taxable gain on the sales of the California buildings.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2003, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2002

Net Sales—Net sales decreased from $119.5 million in Fiscal 2002 to $117.2 million in Fiscal 2003, a decrease of $2.3 million or 1.9%, due primarily to a slowed economy.

Gross Profit—Gross profit decreased from $14.1 million in Fiscal 2002 to $13.8 million in Fiscal 2003, a decrease of $354,000 or 2.5%. Our gross profit percentage remained stable at 11.8% in Fiscal 2002 and Fiscal 2003.

Selling, General and Administrative Expenses—SG&A expenses for Fiscal 2003 were $11.3 million, 9.6 % of net sales, as compared to $10.9 million, or 9.1% of net sales for Fiscal 2002. SG&A increased as a percentage of net sales in Fiscal 2003, due to the rising cost of employee health benefits, bad debt write off and advertising expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $95,000 at August 31, 2003 to $173,000 at August 31, 2004.

Borrowings under TST’s line of credit decreased from $14.4 million at August 31, 2003 to $6.9 million at August 31, 2004, a decrease of $7.5 million, or 52.3%. The decreased borrowing primarily resulted from TST’s overall reduction in inventory.

Working capital increased to $13 million at August 31, 2004, from $12.7 million at August 31, 2003, an increase of $322,072 or 2.5%. This increase is primarily attributable to the decrease in the company’s borrowings on its line of credit.

Effective May 2004, TST entered into an amended and restated loan agreement with a commercial financial corporation, which matures in November 2005. The agreement provides for a $10 million line of credit and an inventory sub-limit of $10 million. The loan is secured by, among other things, inventory, trade receivables, and equipment. The personal guarantee of Marshall Sorokwasz, our Chairman of the Board and President, and Trustee of a trust which is a principal shareholder of our Company, was released. Available borrowings under this line of credit, which accrued interest at prime plus the applicable prime rate margin (4.25 % and 0%, respectively, at August 31, 2004), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 2004, there was a $3.2 million borrowing capacity remaining under the $10 million revolving line of credit.

Upon completion of the 34,500 foot expansion of our Itasca, Illinois building, on September 22, 2004, we consolidated the existing mortgage and the construction loan executing a five-year, $4.5 million loan with the current mortgagee of the building.

We do not believe that the funds available under the loans encumbering our Texas, West Virginia, Pennsylvania and Illinois plants, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. However, we believe we will be able to obtain an increase in our line with favorable terms. Such belief is based on certain assumptions, including the continuation of the state of current operations, and there can be no assurance that such assumptions are correct. The expansion of our operations due to the start up costs of Alexa Springs, Inc. will require us to obtain additional capital. We anticipate that the funds required will be generated through an increase in our revolving line of credit. Our recent reduction in our line from $25 million to $10 million became operationally restrictive due to recent events such as the loss of certain customers combined with the cash requirements to start operations at a new business.

At August 31, 2004, the Company had the following contractual obligations and other commercial commitments*:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt**	$9,807,371	$1,415,454	$1,691,400	$1,422,553	$5,277,964
Operating Leases	11,997,731	1,191,222	2,324,504	2,175,324	6,306,681
Deferred Compensation	187,000	90,383	74,800	21,817	0

Total Obligations & Commitments	$21,270,804	$2,697,059	$4,090,704	$3,595,319	$10,887,722

*	This table does not include the balance on the revolving line of credit.

**	Excludes related interest amounts.

As of August 31, 2004, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.

SUBSEQUENT EVENTS

In October 2004, Alexa executed a $1.9 million equipment leaseback agreement with a commercial financial institution. The leased equipment included a majority of the water bottling equipment located in our Mt. Ida, Arkansas plant (See Form 8-K, dated October 26, 2004 and filed November 1, 2004)

Subsequent to this Form 10-K reporting period, Alexa negotiated a real estate lease and water supply agreement with Alexa Springs Water Company and our Board of Directors authorized the President of Alexa to execute the agreements with an effective date of December 1, 2004. (See Form 8-K, dated December 1, 2004 and filed December 7, 2004) Under the ten year water supply contract executed by Alexa with Alexa Springs Water Company on December 1, 2004, Alexa must purchase all of the production of the springs. Alexa also executed a ten year lease that runs concurrently with the water supply agreement on the land and buildings, approximately 34,200 square feet, which house the springs. Both of these agreements have an automatic renewal of second ten year terms if not terminated in accordance with the agreements.

On November 30, 2004, TST filed a lawsuit in the Dallas County Judicial District against a company that operated as our customer and as a vendor alleging breach of contract seeking to collect an outstanding accounts receivable, and against an employee of the company alleging libel and slander.

On December 1, 2004, International Business Machines, Inc (“IBM”) and TST/Impreso, Inc. (“TST”) agreed to terminate their Trademark Licensing Agreement dated April 30, 1997. This decision was a result of IBM adding other converters to the program, IBM’s refusal to provide account protection, and IBM’s continuing request for guaranteed fees. TST’s IBM products sales were approximately 11% in the Fiscal year ended August 31, 2004. TST has approximately eight months to liquidate its IBM branded paper products inventory

IMPACT OF INFLATION

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

We had both fixed-rate and variable-rate debts as of August 31, 2004. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. See Note 2 to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2004, there was no material exposure to our financial position or results of operations.

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

The remaining information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2004.

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2004...

ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2004.

ITEM. 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The financial statements of the Company filed in this Annual Report on Form 10-K is listed in Item 8.

     2. Financial Statement Schedules:

The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.

     3. Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K is listed in the attached Index to Exhibits.

(b) Current Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the period covered by this report.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp. (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4, No. 333-92381)

2.2(a)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Durango Georgia Converting LLC dated as of April 5, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001)

2.2(b)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)	Real Estate Purchase and Sale Agreement by and between United Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March 15, 2002 (incorporated by reference to Exhibit 2.21 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

3(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 333-92381)

3(b)	By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, No. 333-92381)

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(a)	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(b)	Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(c)	IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q/A, dated July 15, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

10(d)	Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, dated March 5, 1999, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company’s amended Quarterly Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

10(e)	Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

10(f)	Employment Agreement dated January 27, 2004, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q, dated February 29, 2004)

10 (g)	Equipment Lease Agreement dated October 26, 2004 between Alexa Springs, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 26, 2004).

10(h)	Real Estate Lease Agreement dated December 1, 2004, between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

10(i)	Water Supply Agreement dated December 1, 2004, between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

21	Subsidiaries of the Registrant

31.1	Certificate Pursuant to Section 302 of Sarbanes — Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes — Oxley Act of 2002 for CFO.

Exhibit No.	Description of Exhibits
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Value, Inc. Fairness Opinion (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impreso, Inc. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Blackman Kallick Bartelstein, LLP
Chicago, Illinois
October 22, 2004, except for Notes 8 and 10, as to which the date is December 1, 2004, and Note 15, as to which the date is October 26, 2004.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31	August 31,
	2004	2003
Current assets:
Cash and cash equivalents	$173,313	$95,129
Trade accounts receivable, net of allowance for doubtful accounts $1,130,315 as of August 31, 2004, and $630,916 as of August 31, 2003.	12,666,433	12,144,735
Inventories	22,643,558	28,462,091
Prepaid expenses and other	330,039	141,729
Deferred income tax assets	736,810	574,924

Total current assets	36,550,153	41,418,608

Property, plant and equipment, at cost	29,417,303	28,030,124
Less-Accumulated depreciation	(14,295,714)	(13,196,099)

Net property, plant and equipment	15,121,589	14,834,025

Noncurrent assets
Other assets	81,778	83,667
Deferred income tax assets	318,718	—

Total noncurrent assets	400,496	83,667

Total assets	$52,072,238	$56,336,300

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31	August 31,
	2004	2003
Current liabilities:
Accounts payable	$12,711,758	$11,102,673
Accrued liabilities	987,921	851,029
Accrued commissions	1,863,698	1,041,657
Current maturities of long-term debt	1,407,070	1,343,231
Line of credit	6,851,479	14,355,445
Current maturities of prepetition debt	8,384	8,084

Total current liabilities	23,830,310	28,702,119
Deferred income tax liability	998,730	1,021,357
Deferred gain	796,796	—
Long-term debt, net of current maturities	8,171,228	9,342,784
Long-term portion of prepetition debt, net of current maturities	220,689	229,150

Total liabilities	34,017,753	39,295,410

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	11,686,793	10,673,198

Total stockholders’ equity	18,054,485	17,040,890

Total liabilities and stockholders’ equity	$52,072,238	$56,336,300

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2004	2003	2002
Net sales	$103,989,229	$117,222,957	$119,525,362
Cost of sales	90,283,782	103,432,569	105,380,894

Gross Profit	13,705,447	13,790,388	14,144,468
Selling, General and administrative expense	10,879,310	11,297,995	10,858,656

Operating Income	2,826,137	2,492,393	3,285,812

Other expenses (income):
Interest expense	1,083,289	1,787,950	1,744,774
Litigation Settlement	—	—	(1,005,452)
Other expense (income), net	54,682	(313,489)	(183,348)

Total other expense	1,137,971	$1,474,461	555,974

Income before income tax expense	1,688,166	1,017,932	2,729,838

Income tax expense:
Current	1,177,802	388,319	1,428,875
Deferred	(503,231)	11,782	(375,479)

Total income tax expense	674,571	400,101	1,053,396

Net income	$1,013,595	$617,831	$1,676,442

Net income per share (basic and diluted)	$0.19	$0.12	$0.32

Weighted average shares outstanding	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	$.01 Par Value		Paid-In		Retained	Treasury
	Shares	Amount	Capital	Warrants	Earnings	Stock	Total
Balance, August 31, 2001	5,292,780	$52,928	$6319682	—	$8378925	$(38,892)	$14,712,643
Other	—	—	27,527	—	—	—	27,527
Net Income	—	—	—	—	1,676,442	—	1,676,442

Balance, August 31, 2002	5,292,780	52,928	6,347,209	—	10,055,367	(38,892)	16,416,612
Expired Warrants	—	—	6,447	—	—	—	6,447
Net Income	—	—	—	—	617,831	—	617,831

Balance, August 31, 2003	5,292,780	52,928	6,353,656	—	10,673,198	(38,892)	17,040,890
Expired Warrants	—	—	—	—
Net Income	—	—	—	—	1,013,595	—	1,013,595

Balance, August 31, 2004	5,292,780	$52,928	$6,353,656	—	$11,686,793	(38,892)	$18,054,485

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$1,013,595	$617,831	$1,676,442
Adjustments to reconcile net income to net cash provided by in operating activities-
Depreciation and amortization	1,419,715	1,438,791	1,262,003
Provision for losses of receivables	499,399	115,906	258,100
(Decrease) increase in Provision for Losses on Inventory	(79,391)	—	390,651
Gain on sale of property, plant and equipment	796,796	—	—
(Decrease) increase in deferred income taxes	(503,231)	11,782	(375,479)
Increase (decrease) in trade accounts receivable, net	(1,021,097)	3,602,908	(4,373,561)
Decrease (increase) in inventory	5,897,924	5,648,924	6,933,246
Increase (decrease) in prepaid expenses and other	(186,421)	116,046	112,157
Increase (decrease) in accounts payable	1,609,085	(5,199,128)	(2,270,399)
Increase (decrease) in accrued liabilities	958,933	(1,803,705)	1,828,124

Net cash provided by operating activities	10,405,307	4,549,355	5,441,284

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3,760,684)	(335,765)	(1,540,505)
Proceeds from sale of property, plant and equipment	2,053,405	2,048	—
Acquisition of United assets	—	—	(3,377,496)

Net cash used in investing activities	(1,707,279)	(333,717)	(4,918,001)

Cash Flows From Financing Activities:
Net payments on line of credit	(7,503,966)	(3,506,379)	(446,514)
Principal payments on prepetition debt	(8,161)	(7,866)	(7,559)
Principal payments on post-petition debt	(1,107,717)	(809,073)	(1,577,753)
Purchase of treasury stock	—	—	—
Proceeds from issuance of long-term debt	—	—	1,500,000

Net cash used in financing activities	(8,619,844)	(4,323,318)	(531,826)

Net increase (decrease) in cash and cash equivalents	78,184	(107,680)	(8,543)
Cash and cash equivalents, beginning of year	95,129	202,809	211,352

Cash and cash equivalents, end of year	$173,313	$95,129	$202,809

The accompanying notes are an integral part of the consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS:

Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal, and Alexa Springs, Inc. a natural spring water bottler. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business. For the years ended August 31, 2004, 2003 and 2002, net sales of Hotsheet.com, Inc. amounted to $138,239, $158,755 and $122,629, respectively. Alexa Springs, Inc. (“Alexa”) did not generate sales in Fiscal 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include Impreso, Inc. and the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated.

Use of Estimates and Concentration of Credit

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TST sells its paper and film products to dealers and resellers for commercial and home use. TST reviews all existing customers’ financial condition periodically and monitors average days outstanding in accounts receivable. Receivables are generally due 30 days from the date of sale.

One TST customer accounted for approximately 30%, 22%, and 20% of gross sales, and 34%, 26% and 16% of accounts receivable for the years ended August 31, 2004, 2003 and 2002, respectively. Another customer represented approximately 5%, 8% and 11% of gross sales and 3%, 15% and 9% of accounts receivable as of and for the years ended August 31, 2004, 2003 and 2002, respectively. Beginning in August 2004, a major customer substantially decreased purchasing certain products The reduction of future sales to this customer is expected to approximate $20 million annually. Management believes that this reduction in sales may materially adversely affect our financial position, results of operations and cash flows in Fiscal 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents...

Accounts Receivable (doubtful accounts) Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market, and include material, labor and factory overhead.

Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and analysis of inventory on hand. The Company evaluates, and, if necessary, adjusts reserves quarterly.

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

As of the year ended August 31, 2004, Alexa Springs, Inc. had not generated sales.

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

The 2003 and 2002 consolidated financial statements reflect the reclassification of customer rebates to sales from cost of sales in the amount of $3,237,913 and $3,540,465, respectively. The 2003 and 2002 consolidated financial statements reflect the reclassification of sales commissions and advertising discounts to selling, general and administrative expenses from cost of sales in the amount of $1,085,068 and $1,526,306, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $2.2 million, $1.8 million and $2.3 million for the years ended August 31, 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Other Expense (Income), Net

Other expense, net, consists primarily of gain on sale of assets, billboard lease income at the Itasca, Illinois facility, minority interest expense and expenses associated with the sale of the California buildings.

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

Cash Flow Information

Cash paid for interest during fiscal years 2004, 2003 and 2002 was $1.1 million, $1.8 million and $1.7 million, respectively.

Cash paid for income taxes during fiscal years 2004, 2003 and 2002 was $1,010,639, $801,377 and $1,224,802 respectively.

Stock Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,”

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured as of the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

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

August 31	2004	2003	2002
Net Earnings
As reported	$1,013,595	$617,831	$1,676,442
Pro forma	1,009,095	575,831	1,592,442
Stock-based employee Compensation Expense, Net of Tax
As reported	—	—	—
Pro forma	4,500	42,000	84,000
Net Earnings per Common and Common equivalent share:
Basic – As reported	0.19	0.12	0.32
Diluted — As reported	0.19	0.12	0.32
Basic – Pro forma	0.19	0.11	0.29
Diluted — Pro forma	$0.19	$0.11	$0.29

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2004, 2003 and 2002, respectively: expected volatility of 70.5%, 80% and 86.2%; risk-free interest rate of 3.10%, 5.23% and 4.32% ; expected lives of five years; and no expected dividends.

Net Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding. Common share equivalents have not been included in the computation of diluted net income per share to the extent that they are anti-dilutive. Excluded from the computation of diluted

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net income per share are options to purchase 324,700, 377,200 and 379,400 shares of common stock as of August 31, 2004, 2003 and 2002, respectively. These options were excluded because the option exercise price was greater than the average market price of the common stock. Dilutive common share equivalents did not have a material effect on the income per share calculation.

Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, “Disclosures About Fair Value of Financial Instruments,” the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt — the carrying amount approximates fair value.

New Financial Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 became effective for consolidated financial statements issued for financial years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123". This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company adopted the disclosure requirements for the third quarter of Fiscal 2003.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. The adoption of this statement did not have a material impact on the Company’s consolidated financial statement.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS 150 is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES:

Inventories consisted of the following:

	August 31,
	2004	2003
Finished goods	$11,920,405	$15,409,606
Raw materials	9,866,736	12,345,769
Supplies	1,047,748	1,008,103
Work-in-process	117,396	86,731
Allowance for obsolete inventory	(308,727)	(388,118)

Total	$22,643,558	$28,462,091

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	August 31	August 31
	2004	2003
Buildings and equipment	$27,100,375	$25,730,786
Furniture, fixtures and other	2,316,928	2,299,338

	29,417,303	28,030,124
Less-Accumulated depreciation	(14,295,714)	(13,196,099)

Net property, plant and equipment	$15,121,589	$14,834,025

5. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

	August 31,	August 31,
	2004	2003
Line of Credit with a commercial financial corporation under revolving credit line, maturing November 2005, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus the applicable prime rate margin (4.25 % and 0%, respectively, as of August 31, 2004), and interest payable monthly since July 3, 2003, on $12,000,000 at LIBOR plus 2.75% (3.86 % as of August 31, 2003), balance at prime plus .25% (4.25 % as of August 31, 2003).	$6,851,479	$14,355,445
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $15,151 (including interest) at 7.75%, or 4.5% above the 11th District cost of funds rate, whichever is greater; note paid in full as of August 31, 2004.	—	1,638,448
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2008.	222,039	257,641
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	599,536	682,876
Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	175,978	199,531
Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25 % to 13.8%, maturing at various dates from September 2003 through July 2008.	140,069	308,323
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,944,381	2,041,453
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Second Paragraph, Footnote 8)	225,000	225,000

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	August 31,	August 31,
	2004	2003
Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Second Paragraph, Footnote 8)	352,145	352,145
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed schedule for interest, 6% at August 31, 2004), maturing April 2007. On September 22, 2004, this note was combined with the construction note, in which the personal guarantee was relinquished by the lender.	3,085,043	3,135,614
Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, (4.5% at August 31, 2004), maturing February 2009.	982,143	1,196,429
Acquisition notes payable, unsecured, payable in monthly installments of $16,666, maturing February 2007.	476,905	648,556
Construction note payable to a commercial financial corporation, secured by real property, payable in monthly installments of interest only, at 6%, consolidated into new loan executed September 22, 2004, combined with balance of existing mortgage on the real property. Interest on the new combined loan will be prime plus 1.125%, capped at 7.5%, maturing 5 years from date of execution.	1,375,059	—
Prepetition-
Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	229,073	237,234

Total	16,658,850	25,278,694
Less Current Maturities	(8,266,933)	(15,706,760)

Long-Term Debt	$8,391,917	$9,571,934

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In April 2004, TST amended its revolving line of credit to decrease the line from $25 million to $10 million. The amended revolving credit line is limited to the lesser of $10 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.2 million as of August 31, 2004.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of August 31, 2004, the Company was in compliance with all covenants. Future maturities of long-term debt,

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which includes borrowings under the line of credit, at August 31, 2004, are as follows:

2005	$8,266,933
2006	903,554
2007	787,846
2008	880,033
2009	726,673
Thereafter	5,093,811

$16,658,850

The aggregate fair value of the above notes, based on an average borrowing rate of the company as of August 31, 2004 was $17,249,965 as compared with its carrying value of $16,658,850.

6. ACQUISITION:

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

Twelve Months Ended
August 31, 2002
Net Sales	$141,151,266
Net Income	457,332
Net Income per share — Basic and Diluted	$.09

In addition, on April 19, 2002, the manufacturing facility was purchased for $4.1 million.

7. TST’S EQUIPMENT LEASE AGREEMENTS:

TST is obligated under operating leases, which expire at various dates through 2017. Rental expenses under these operating leases were $955,966, $461,946 and $263,313 for the years ended August 31, 2004, 2003 and 2002, respectively. These expenses do not include the in-out public warehouse charges, which are assessed on each box or pallet as it is brought into and out of the warehouse. Future annual minimum lease payments as of August 31, 2004, are as follows:

2005	$1,191,222
2006	1,164,858
2007	1,159,646

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008	1,143,980
2009	1,031,344
Thereafter	6,306,681

$11,997,731

In April 2004, the company sold its facility in Fontana, California to an unrelated party as part of a sales-leaseback transaction. The transaction has been accounted for as a sale, although the gain associated with the sale has been deferred in accordance with sales-leaseback accounting and is being amortized over 60 months, which represents the life of the related lease agreement.

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

TST is a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 is included on the Company’s balance sheet as long term debt. TST recently prevailed in its motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements.

On January 14, 2004, the Company filed suit against two vendors of products claiming breach of UCC warranties for selling to TST/Impreso, Inc. patent infringing goods. On November 17, 2004, the Defendants agreed to pay TST an approximate $47,000 settlement.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the current insurer executed a settlement for $253,000, without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering up to $500,000 of the Company’s claim as filed with the Insurer. On November 19, 2004, the employee was sentenced to prison, ordered to immediately remit to the Company $70,000 of known funds held in her name, and to pay restitution in full.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2003, TST/Impreso, Inc. entered into a settlement agreement with a customer due to a dispute concerning catalog fees. The settlement requires TST to issue a credit memo to the customer for the purchase of products in the amounts of $50,000, $25,000 and $25,000 on December 31, 2004, June 30, 2005, and December 31, 2005, respectively. These amounts are included in the accrued liabilities.

In April 2004, TST filed a lawsuit in the 68th judicial district of Dallas County against two former outside sales representatives and a competitor, alleging breach of fiduciary duty, tortious interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agents, and also protect TST from any unfair business practices of TST’s competitors. The competitor filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. The parties to the litigation are actively conducting discovery.

On July 9, 2004, TST received a Preference Claim demand from the Trustee of the estate a former customer in the amount of $1.2 million. No suit has been filed to date. This demand is a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any liability should be lowered to a materially reduced amount.

The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, are currently under examination by the Internal Revenue Service (“IRS”). The IRS has proposed adjustments to the fiscal years under examination, and the matter has been sent to the Appeals Division of the IRS. The Company does not believe that the proposed adjustments will be upheld by the Appeals Division.

TST’s Significant Contracts-

In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation (“IBM”) to manufacture and distribute certain selected products carrying the IBM logo. In March 1999, the Company extended its agreement with IBM from a four year contract with two one-year automatic renewals, to a six year contract with two one-year automatic renewals. In September 2003, the agreement was extended until April 2007. TST is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the agreement. The agreement may be canceled by either party upon 120 days written notice. On December 1, 2004 TST and IBM terminated the Trademark Licensing Agreement.

In February 2002, TST entered into a trademark licensing agreement with Binney & Smith Properties, Inc., the owner of the Crayola trademark. The agreement provides for TST to manufacture and distribute a select line of Crayola® imaging products such as Laser and Ink Jet paper, card stock, post cards, magnets, and t-shirt transfers within the United States, Canada and Mexico through specified channels of distribution. The original agreement expired on February 28, 2004, and was amended to extend through December 31, 2004.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES:

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes. Significant components of deferred income taxes at August 31, 2004 and 2003, were as follows:

	2004	2003
Deferred income tax assets-Current:
Allowance for doubtful accounts receivable	$452,126	$252,366
Allowance for obsolete inventory	123,491	155,247
Accrued vacation	140,000	158,200
Other	21,193	9,111
Deferred income tax assets-noncurrent:
Deferred gain on sale of building	318,718	—
Deferred income tax liability-long term:
Tax over book depreciation and amortization	(998,730)	(1,021,357)

Net deferred income tax assets (liabilities)	$56,798	($446,433)

The Company’s effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2004, 2003 and 2002, as follows:

	2004	2003	2002
Federal income taxes at statutory rate (34%)	$573,976	$346,097	$941,590
State taxes, net of federal income tax benefit	102,295	72,600	73,830
Tax effect of nondeductible items	14,907	19,260	46,326
Other	(16,607)	(37,856)	(8,350)

Income tax expense	$674,571	$400,101	$1,053,396

10. RELATED PARTIES:

The Sorokwasz Irrevocable Trust, whose trustee is Marshall Sorokwasz, the President of the Company, and the Senior Vice President of the Company own 44.2% and 14.9% of the outstanding shares of common stock as of August 31, 2004 and 2003.

A company controlled by the spouse of the Company’s President serves as both a customer of and vendor to the Company. Sales to this related company were $751,216, $802,784 and $1,183,902 for the years ended August 31, 2004, 2003, and 2002 respectively. Purchases from the related company totaled $315,808, $265,749 and $419,568 for the years ended August 31, 2004, 2003 and 2002, respectively. In the opinion of management, these transactions were consummated on terms equivalent to those that would prevail in arms-length transactions. Accounts receivable balances as of year end related to this company were $64,071, $76,914 and $80,778 for 2004, 2003 and 2002, respectively. For the years ended 2004, 2003 and 2002, the accounts payable balances to the related company were $6,552, $ 7,531 and $7,251, respectively.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During Fiscal 2004, the Alexa subsidiary negotiated a real estate lease and water supply agreement with a related party entity, Alexa Springs Water Company, a company owned by the President and Senior Vice President. Subsequent to August 31, 2004, the agreements were finalized, on November 3, 2004, the Board authorized the President of Alexa to execute the agreements with an effective date of December 1, 2004.

Under the ten year water supply contract executed by Alexa with Alexa Springs Water Company on December 1, 2004, Alexa must purchase all of the production of the springs. Alexa also executed a ten year lease that runs concurrently with the water supply agreement on the land and buildings, approximately 34,200 square feet, which house the springs. Both of these agreements have an automatic renewal of second ten year terms if not terminated in accordance with the agreements.

11. STOCK OPTIONS:

The Company sponsors a stock option plan (the “Plan”) for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2014 at an exercise price of not less than the fair market value at the grant date. The options expire 10 years after the grant date.

In addition, the Company granted outside of the Plan 196,000 options to employees between the fiscal years ended August 31, 1999-2001. These options vested ratably over two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

The following tables summarize information about stock options outstanding as of August 31, 2004.

Options Outstanding

		Weighted Average	Weighted Average
Range of	Number	Remaining Contractual	Exercisable Price
Exercise Prices	Outstanding	Life (Years)	Per Share
$1.70-2.20	97,000	2.2	$1.74
$2.70-3.63	81,000	1.9	$3.00
$5.38-6.75	231,200	1.2	$5.96
$8.38-10.38	9,500	2.7	$9.88
$12.75-12.75	3,000	2.7	$12.75

Total	421,700		$4.56

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options Exercisable

		Weighted Average
Range of	Number	Exercisable Price
Exercise Prices	Exercisable	Per Share
$1.70-2.20	93,500	$1.73
$2.70-3.63	79,000	$3.01
$5.38-6.75	231,200	$5.96
$8.38-10.38	9,500	$9.88
$12.75-12.75	3,000	$12.75

Total	416,200	$4.59

The fair value of options granted during the years ended August 31, 2004, 2003 and 2002, calculated using the Black-Scholes option-pricing model, was approximately $4,000 ($1.39 per share) $10,500 ($1.42 per share), and $6,500 ($ 2.35 per share), respectively. Exercisable options total 416,200, 457,700, and 383,650 shares as of August 31, 2004, 2003 and 2002, respectively. These options are exercisable at a weighted-average exercise price of $4.59, $4.52, and $5.03, for the years ended August 31, 2004, 2003 and 2002, respectively.

The following table summarizes stock option activity:

			Weighted
		Available	Average
	Granted	for Grant	Price
August 31, 2001	470,400	75,550	$4.57
Canceled	(6,000)	6,000	$5.50
Granted	3,000	(3,000)	$3.35

August 31, 2002	467,400	78,550	$4.55
Canceled	(8,200)	8,200	$6.00
Granted	8,000	(3,000)	$2.17

August 31, 2003	467,200	83,750	$4.48
Canceled	(49,000)	13,500	$3.69
Granted	3,000	(3,000)	$2.70

August 31, 2004	421,200	94,250	$4.55

12. EMPLOYEE 401(k) PLAN:

TST has an employee 401(k) plan (the “Plan”) administered by a national brokerage firm.

IMPRESO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Administrative fees associated with the Plan are funded by the Plan. TST’s contribution is discretionary. In Fiscal 2004, TST did not match participating employees’ contributions to their Plan accounts for the entire year. Contributions by TST were $2,951, $35,176 and $32,319 for the years ended August 31, 2004, 2003 and 2002, respectively.

13. NON-CASH ACTIVITY:

During 2002, the Company financed the purchase of a building by issuing debt in the amount of $3,200,000.

During 2004, the Company financed leasehold improvements by issuing debt in the amount of $1,395,411.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tabulation presents selected results of operations for the years ended August 31, 2004 and 2003:

	Quarters Ended
	November 30	February 29	May 31	August 31
2004
Net Sales	$26,959,403	$25,460,177	$25,475,574	$26,094,075
Gross Profit	3,679,902	3,326,886	3,516,017	3,182,642
Net Income	482,216	262,240	348,051	(78,912)
Basic and Diluted Earnings per Share	$0.09	$0.05	$0.07	$(0.02)
2003
Net Sales	$30,872,774	$30,744,727	$27,915,296	$27,690,160
Gross Profit	3,569,427	3,475,649	3,569,313	3,175,999
Net Income	304,620	216,395	324,515	(227,699)
Basic and Diluted Earnings per Share	$0.06	$0.04	$0.06	$(0.04)

In the quarter ended May 31, 2003, the company wrote off $229,000 of a $458,000 bad debt expense due to the Chapter 11 bankruptcy of a large customer in that quarter. In the quarter ended August 31, 2003, the Company wrote off the balance of the receivable due in the amount of $229,000, based upon the uncertainty of the customer’s ability to operate out of the Chapter 11.

15. SUBSEQUENT EVENT:

On October 26, 2004, Alexa executed a $1.9 million equipment sale-leaseback agreement with a commercial financial institution. The leased equipment included a majority of the water bottling equipment located in our Mt. Ida, Arkansas plant.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Public Accountants Blackman Kallick Bartelstein, LLP	S -2
Schedule II- Valuation and Qualifying Accounts	S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTAL INFORMATION

To the Stockholders of Impreso, Inc.:

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Impreso, Inc. and subsidiaries as of August 31, 2004, which are included in this Form 10-K and have issued our report thereon dated October 22, 2004, except for Notes 8 and 10, as to which the date is December 1, 2004, and Note 15, as to which the date is October 26, 2004. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of Impreso, Inc. and subsidiaries as of August 31, 2004 and 2003, and for each of the three years in the period ended August 31, 2004. The 2004, 2003 and 2002 information listed in the index to consolidated financial statement schedules is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2004, 2003 and 2002 consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Blackman Kallick Bartelstein, LLP
Chicago, Illinois
October 22, 2004, except for Notes 8 and 10, as to which the date is December 1, 2004, and Note 15, as to which the date is October 26, 2004.

SCHEDULE II

IMPRESO, INC. AND SUBSIDIARIES (a)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

			Additions
	Balance at	Additions	Charged			Balance at
	Beginning	Charged	to other			End of
	of Period	to Income	Accounts	Deductions		Period
August 31, 2004:
Allowance for doubtful accounts	$630,916	$753,774	$—	$(254,375	)(b)	$1,130,315
Inventory Reserves	388,118	—	—	79,391		308,727

Total reserves and allowances	$630,916	$753,774	$—	$(254,375)		$1,130,315

August 31, 2003:
Allowance for doubtful accounts	$515,010	$684,459	$—	$(568,553	)(b)	$630,916
Inventory Reserves	753,715	191,581	—	(557,178)		388,118

Total reserves and allowances	$1,268,725	$876,040	$—	$(1,125,731)		$1,019,034

August 31, 2002:
Allowance for doubtful accounts	$342,780	$258,100	$—	$(85,870	)(b)	$515,010
Inventory Reserves	363,064	390,651	—	—		753715

Total reserves and allowances	$705844	$648,751	$—	$(85,870)		$1,268,725

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	Write-off of uncollectible receivables.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impreso, Inc.

By: /s/ Marshall D. Sorokwasz

Marshall D. Sorokwasz, President

Dated: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Marshall D. Sorokwasz	Chairman of the Board,	December 14, 2004
President, Principal Executive
Marshall D. Sorokwasz	Officer and Treasurer

/s/ Richard D. Bloom	Senior Vice President of Operations,	December 14, 2004
Director
Richard D. Bloom

/s/ Donald E. Jett	Secretary, Director	December 14, 2004

Donald E. Jett

/s/ Susan M. Atkins	Vice President of Finance,	December 14, 2004
Principal Financial Officer,
Susan M. Atkins	Principal Accounting Officer

/s/ Jay W. Ungerman	Director	December 14, 2004

Jay W. Ungerman

/s/ Robert F. Torisio	Director	December 14, 2004

Robert F. Troisio

/s/ Ian Ratner	Director	December 14, 2004

Ian Ratner

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp. (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4, No. 333-92381)

2.2(a)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Durango Georgia Converting LLC dated as of April 5, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001)

2.2(b)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)	Real Estate Purchase and Sale Agreement by and between United Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March 15, 2002 (incorporated by reference to Exhibit 2.21 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

3(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 333-92381)

3(b)	By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, No. 333-92381)

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(a)	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(b)	Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10(c)	IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q/A, dated July 15, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

10(d)	Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, dated March 5, 1999, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company’s amended Quarterly Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

10(e)	Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

10(f)	Employment Agreement dated January 27, 2004, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q, dated February 29, 2004)

10 (g)	Equipment Lease Agreement dated October 26, 2004 between Alexa Springs, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 26, 2004).

10(h)	Real Estate Lease Agreement dated December 1, 2004, between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

10(i)	Water Supply Agreement dated December 1, 2004, between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

21	Subsidiaries of the Registrant

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Value, Inc. Fairness Opinion (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004)