Form 10-Q
period 2004-11-30
IMPRESO INC
filed 2005-01-14
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2004

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at January 14, 2005
$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
November 30, 2004

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	November 30,	August 31,
	2004	2004
Current assets:
Cash and cash equivalents	$772,672	$173,313
Trade accounts receivable, net of allowance for doubtful accounts of $1,215,832 at November 30, 2004 and $1,130,315 as of August 31, 2004	9,880,018	12,666,433
Inventories	28,564,341	22,643,558
Prepaid expenses and other	361,114	330,039
Assets held for sale	2,141,289	—
Deferred income tax assets	1,144,439	736,810

Total current assets	42,863,873	36,550,153

Property, plant and equipment, at cost	26,619,199	29,417,303
Less-Accumulated depreciation	(13,640,617)	(14,295,714)

Net property, plant and equipment	12,978,582	15,121,589

Noncurrent assets
Other assets	126,513	81,778
Deferred income tax assets	300,218	318,718

Total noncurrent assets	426,731	400,496
Total assets	$56,269,186	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	November 30,	August 31,
	2004	2004
Current liabilities:
Accounts payable	$13,768,501	$12,711,758
Accrued liabilities	1,032,035	987,921
Accrued commissions	1,938,644	1,863,698
Current maturities of long-term debt	1,437,507	1,407,070
Line of credit	9,034,813	6,851,479
Current maturities of prepetition debt	8,459	8,384

Total current liabilities	27,219,959	23,830,310
Deferred income tax liability	999,501	998,730
Deferred gain	739,882	796,796
Long-term debt, net of current maturities	9,796,861	8,171,228
Long-term portion of prepetition debt, net of current maturities	218,535	220,689

Total liabilities	38,974,738	34,017,753

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	10,926,756	11,686,793

Total stockholders’ equity	17,294,448	18,054,485

Total liabilities and stockholders’ equity	$56,269,186	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2004	2003
Net sales	$19,976,634	$26,726,715
Cost of sales	18,996,776	23,345,954

Gross profit	979,858	3,380,761
Selling, General and administrative expenses	2,285,850	2,281,994

Operating (loss) Income	(1,305,992)	1,098,767
Other expenses (income):
Interest expense	238,930	337,014
Insurance recovery	(263,313)
Gain on sale of assets	(59,224)
Other income, net	(69,220)	(6,869)

Total other (income) expense	(152,827)	330,145
(Loss) income before income tax expense	(1,153,165)	768,622
Income tax (benefit) expense:
Current	6,250	315,723
Deferred	(399,378)	(29,317)

Total income tax (benefit) expense	(393,128)	286,406
Net (loss) income	(760,037)	$482,216

Net (loss) income per share (basic and diluted)	$(0.14)	$0.09

Weighted average shares outstanding	5,278,780	5,278,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(760,037)	$482,216
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities- Depreciation and amortization	330,535	356,670
Provision for Losses of Receivables	85,517	143,298
Gain on sale of property, plant and equipment	(56,914)	—
Deferred income taxes	(388,358)	(29,317)
Decrease (Increase) in trade accounts receivable	2,700,898	(36,986)
(Increase) Decrease in inventory	(5,920,783)	5,009,437
(Increase) in prepaid expenses and other	(75,810)	(137,263)
Increase (Decrease) in accounts payable	1,056,743	(1,791,227)
Increase in accrued liabilities	119,060	808,011

Net cash provided by (used in) operating activities	(2,909,149)	4,804,839
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(328,817)	(28,337)

Net cash used in investing activities	(328,817)	(28,337)
Cash Flows From Financing Activities:
Net borrowings (repayments) on line of credit	3,808,967	(4,426,441)
Principal payments on prepetition debt	(2,079)	(1,997)
Principal (borrowings) payments on post-petition debt	30,437	(225,175)

Net cash provided by (used in) financing activities	3,837,325	(4,653,613)

Net Increase in cash and cash equivalents	599,359	122,889
Cash and cash equivalents, beginning of period	173,313	95,129

Cash and cash equivalents, end of period	$772,672	$218,018

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

2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of November 30, 2004, and its results of operations for the three months ended November 30, 2004 and November 30, 2003. Results of the Company’s operations for the interim period ended November 30, 2004, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

The unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company’s Form 10-K, (the “Form 10-K”), for the year ended August 31, 2004 (“Fiscal 2004”). Accounting policies used in the preparation of the unaudited Interim Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company’s Form 10-K.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123”. This statement provides alternative methods of transition for companies that elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently does not intend to change to the fair value based method of accounting for stock-based compensation, but will adhere to the disclosure requirements of the Statement. The Company adopted the disclosure requirements for the third quarter of Fiscal 2003.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. The adoption of this statement did not have a material impact on the Company’s consolidated financial statement.

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

In November 2004, FASB issued SFAS No, 151 “Inventory Costs, an Amendment of ARB No.43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005, The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS No, 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, FASB issued SPAS No., 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23R”). FAS l23R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS l23R is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

4. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	November 30,	August 31,
	2004	2004
Finished goods	$12,999,004	$11,920,405
Raw materials	14,635,452	9,866,736
Supplies	1,121,308	1,047,748
Work-in-process	117,221	117,396
Allowance for obsolete inventory	(308,644)	(308,727)

Total	$28,564,341	$22,643,558

5. ACCOUNTING FOR LONG-LIVED ASSETS

In March 2004, the Company began a lease with an unrelated party for a warehouse and manufacturing facility in Chambersburg, Pennsylvania. Due to the additional warehouse and manufacturing capacity resulting from the new lease, as of November 30, 2004, the Company no longer utilizes buildings located in Kearneysville, West Virginia and Greencastle, Pennsylvania, and is attempting to locate buyers for these facilities.

For the three month period ended November 30, 2004, the Company ceased depreciating the buildings and building improvements and has reclassified the net book value of the land, building and building improvements in the amount of $2.1 million to assets held for sale.

The Company has determined the plan of sale criteria in the statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ has been met. Accordingly, the assets held for sale are classified as current and are carried at the lower of their carrying or fair value, less costs to sell. There were no write downs of inventory as a result of this valuation.

6. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:	November 30	August 31,
	2004	2004

Line of Credit with a commercial financial corporation under revolving credit line, maturing November 2005, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus the applicable prime rate margin (4.75% and 4.25%, respectively, as of November 30, 2004 and August 31, 2004).	$9,034,813	$6,851,479
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2008.	212,559	222,039
Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	577,076	599,536

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	169,885	175,978
Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25% to 13.8%, maturing at various dates from September 2003 through July 2008.	105,714	140,069
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,918,880	1,944,381
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Form 10-K, Second Paragraph, Footnote 8)	225,000	225,000
Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Form 10-K, Second Paragraph, Footnote 8)	352,145	352,145
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed schedule for interest, 6% at August 31, 2004). On September 22, 2004, this note was combined with a construction note. The note executed September 22, 2004, relinquished the personal guarantee, is payable in monthly installments of $12,377.85, including interest at prime plus 1.125% with a cap of 7.5% (6.125% at November 30, 2005) maturing September 2009.	4,438,925	3,085,043
Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857, including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, (5.25% at November 30, 2004 and 4.5% at August 31, 2004), maturing February 2009.	928,572	982,143
Acquisition notes payable, unsecured, payable in monthly installments of $16,666, maturing February 2007.	432,635	476,905
Construction note payable to a commercial financial corporation, secured by real property, payable in monthly installments of interest only, at 6%, consolidated into new loan executed September 22, 2004, combined with balance of existing mortgage on the real property. Interest on the new combined loan will be prime plus 1.125%, capped at 7.5%, maturing 5 years from date of execution.	-0-	1,375,059
Financing lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $28,320, including interest at 8.51%, maturing October 2011.	1,872,978	-0-
Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	226,994	229,073

Total	20,496,176	16,658,850
Less Current Maturities	(10,480,779)	(8,266,933)

Long-Term Debt	$10,015,397	$8,391,917

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In December 2004, TST amended its revolving line of credit to increase the line from $10 million to $15 million. The amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $985,000 as of November 30, 2004.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of November 30, 2004, the Company was in compliance with all covenants.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months ended November 30,
Cash paid during the period for:	2004	2003

Interest	$238,930	$337,014
Income taxes	$93,801	$8,269

During the three months ended November 30, 2004, the Company reclassified $2,141,289 of property, plant and equipment to assets held for sale, and received payment applied directly to the line of credit of $1,625,633 relating to the financing of various water bottling equipment.

8. STOCK OPTIONS

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

	Three Months ended November 30,
Pro forma impact of fair value method	2004	2003
Reported net (loss) income	(760,037)	482,216
Less: fair value impact of employee stock options	742	1,200
Pro Forma net (loss) income	(760,779)	481,016
Earnings per common share
Basic-as reported	$(0.14)	$0.09
Diluted-as reported	$(0.14)	$0.09
Basic-pro forma	$(0.14)	$0.09
Diluted-pro forma	$(0.14)	$0.09
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.10%	5.23%
Expected life	5 years	5 years
Expected volatility	70.5%	80%
Expected dividend yield	-0-	-0-

9. Legal Matters

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand for arbitration by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial has been moved to September 2005.

TST is a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 is included on the Company’s balance sheet as long term debt. TST prevailed in its motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. No date for arbitration has been set. TST asserts that liability does not exist because of fraud and contractual breaches in connection with the agreements.

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

On November 30, 2004, TST filed a lawsuit in the Dallas County Judicial District against a company that operated as our customer and as a vendor, alleging breach of contract seeking to collect an outstanding accounts receivable and against an employee of the company alleging libel and slander. The defendant was allowed an extension to file its answer.

10. Subsequent Events

As a result of the loss of key customers representing sales of approximately 29%, or $30 million, of Fiscal 2004 revenue, in January 2005, the Company began a plan to downsize its operations and reduce costs to return to profitability. The key elements of the plan are better utilization of space created by reduced operations; leasing available space; liquidating buildings that are vacant as a result of east coast consolidations; eliminating or reducing current work force and payroll; reducing inventories by $5 to $7 million; raise finished goods pricing as necessary to recoup raw material price increases; and replace lost sales as quickly as possible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The accounting policies described below is those the Company considers critical in preparing its consolidated financial statements. These are policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Accounts Receivable (doubtful accounts) Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Revenue Recognition

TST’s sales are recorded when products are shipped to customers. TST is reasonably assured a majority of the sales are collectible upon shipment due to its credit policies and collection methods. For those accounts TST is not reasonably assured of collection the Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt. For the three months ended November 30, 2004, Alexa Springs, Inc. had not generated sales.

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

Results of Operations for the Interim Periods Ended November 30, 2004 and November 30, 2003.

Net Sales—Net sales decreased from $26.7 million in the three months ended November 30, 2003 (“First Quarter 2004”) to $20 million in the three months ended November 30, 2004 (“First Quarter 2005”) , a decrease of $ 6.7 million or 25.3%. Net sales decreased in First Quarter 2005, as compared to the corresponding period of the prior year, as a result of the loss of key customers.

Gross Profit-— Gross profit decreased from $3.4 million in the First Quarter 2004 to $980,000 in First Quarter 2005, a decrease of 71%. Gross profit margin for First Quarter 2005, decreased to 4.9 % as compared to 12.6% for First Quarter 2004. The decrease in gross profit and gross profit margin for First Quarter 2005 is a result of higher raw material costs and the loss of key customers.

Selling, General, and Administrative Expenses—SG&A expenses remained stable at $2.3 million in First Quarter 2004 and 2005. SG&A expenses as a percentage of net sales increased from 8.5% in the First Quarter 2004 to 11.4% in the First Quarter 2005. The increase in SG&A as a percentage of sales for First Quarter 2005, is due to the decrease in net sales.

Interest Expense—Interest expense decreased from $337,000 in First Quarter 2004, to 239,000 in the First Quarter 2005. The decrease of 29% is due to the reduction of inventories which reduced our borrowings under our line of credit and the sale of the California buildings in April 2004.

Income Taxes-— Income tax expense decreased from $286,000 in First Quarter 2004 to a tax benefit of $393,000 in the First Quarter 2005. The decrease in income tax expense for First Quarter 2005, as compared to the corresponding period of the prior year is a result of the decrease in net income.

Liquidity and Capital Resources

Working capital increased to $15.6 million as of November 30, 2004, from $12.7 million at August 31, 2004. This represented an increase of 23%.

Effective December 14, 2004, TST amended its loan agreement with a commercial financial corporation to increase its available borrowings under its line of credit. The amended agreement provides for a $15 million line of credit and an inventory sub-limit of $15 million. The amended loan is secured by, among other things, inventory, trade receivables, and equipment.

Available borrowings under this line of credit, are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 2004, we did not have adequate capital available to operate our business, and therefore expanded our revolving line of credit from $10 million to $15 million.

We believe that the funds available under the loans encumbering our Texas, Pennsylvania, Illinois and West Virginia plants, the revolving credit facility, cash and cash equivalents, trade credit and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to an increased demand for products TST manufactures or significant growth of Hotsheet.com, Inc., or Alexa Springs, Inc., our water bottling subsidiary, may require us to obtain additional capital to add new operations or manufacturing facilities. If that should occur, we anticipate that the funds required would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

As of November 30, 2004, we did not own derivative or other financial instruments for trading or speculative purposes. The implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” does not have a material impact on our financial position or results of operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In the past inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. From July 2004, our inventory began gradually increasing due to decreasing sales and our receipt of raw materials ordered in advance due to extended international shipping timeframes.

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

Market Conditions

The primary product produced by the Company is continuous feed business forms. Competitors in the marketplace have aggressively solicited existing TST customers. Management believes that the market for business forms, as well as its share of the market, will continue to decline in Fiscal 2005.

As a result of the loss of key customers representing sales of approximately 29%, or $30 million, of Fiscal 2004 revenue, in January 2005, the Company began a plan to downsize its operations and reduce costs to return to profitability. The key elements of the plan are better utilization of space created by reduced operations; leasing available space; liquidating buildings that are vacant as a result of east coast consolidations; eliminating or reducing current work force and payroll; reducing inventories by $5 to $7 million; raise finished goods pricing as necessary to recoup raw material price increases; and replace lost sales as quickly as possible.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” about our prospects for the future, including but not limited to our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

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

We had both fixed-rate and variable-rate debts as of November 30, 2004. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at November 30, 2004, there was no material exposure to our financial position or results of operations.

Item 4. Controls and Procedures

     Evaluation of controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s amendments to its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No material changes to controls have occurred in the current quarter.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See note 9 to condensed consolidated financial statements contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

As a result of the loss of key customers representing sales of approximately 29%, or $30 million, of Fiscal 2004 revenue, in January 2005, the Company began a plan to downsize its operations and reduce costs to return to profitability. The key elements of the plan are better utilization of space created by reduced operations; leasing available space; liquidating buildings that are vacant as a result of east coast consolidations; eliminating or reducing current work force and payroll; reducing inventories by $5 to $7 million; raise finished goods pricing as necessary to recoup raw material price increases; and replace lost sales as quickly as possible.

Item 6. Exhibits

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

Dated: January 14, 2005

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