Form 10-Q
period 2005-02-28
IMPRESO INC
filed 2005-04-19
CIK 1108345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at April 18, 2005
$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
February 28, 2005

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	February 28,	August 31,
	2005	2004
Current assets:
Cash and cash equivalents	$794,812	$173,313
Trade accounts receivable, net of allowance for doubtful accounts of $1,028,053 at February 28, 2005 and $1,130,315 as of August 31, 2004	9,872,443	12,666,433
Receivable, IRS	1,233,373	—
Inventories, net of reserves	25,860,388	22,643,558
Prepaid expenses and other	315,377	330,039
Assets held for sale	2,141,289	—
Deferred income tax assets	675,336	736,810

Total current assets	40,893,018	36,550,153

Property, plant and equipment, at cost	26,982,968	29,417,303
Less-Accumulated depreciation	(14,033,713)	(14,295,714)

Net property, plant and equipment	12,949,255	15,121,589

Noncurrent assets
Other assets	130,252	81,778
Deferred income tax assets	278,878	318,718

Total noncurrent assets	409,130	400,496

Total assets	$54,251,403	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	February 28,	August 31,
	2005	2004
Current liabilities:
Accounts payable	$11,213,851	$12,711,758
Accrued liabilities	995,773	987,921
Accrued commissions	2,123,593	1,863,698
Current maturities of long-term debt	1,342,783	1,407,070
Line of credit	10,679,564	6,851,479
Current maturities of prepetition debt	8,534	8,384

Total current liabilities	26,364,098	23,830,310

Deferred income tax liability	1,168,168	998,730
Deferred gain	697,197	796,796
Long-term debt, net of current maturities	9,720,151	8,171,228
Long-term portion of prepetition debt, net of current maturities	216,359	220,689

Total liabilities	38,165,973	34,017,753

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;	—	—
0 shares issued and outstanding
Common stock, $.01 par value; 15,000,000 shares authorized;	52,928	52,928
5,292,780 issued and 5,278,780 outstanding
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	9,717,738	11,686,793

Total stockholders’ equity	16,085,430	18,054,485

Total liabilities and stockholders’ equity	$54,251,403	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net sales	$18,629,137	$25,762,472	$38,605,771	$52,489,187
Cost of sales	18,072,991	22,754,614	37,069,767	46,100,568

Gross profit	556,146	3,007,858	1,536,004	6,388,619

Gain on sale of assets	(42,685)	—	(101,909)	—
Selling, General and administrative expenses	2,092,286	2,265,260	4,378,136	4,547,254

Operating (loss) Income	(1,493,455)	742,598	(2,740,223)	1,841,365

Other expenses (income):
Interest expense	339,332	295,083	578,262	632,097
Embezzlement recovery	(37,527)	—	(290,840)	—
Other income, net	(28,749)	715	(107,969)	(6,154)

Total other expense	273,056	295,798	179,453	625,943

(Loss) income before income tax expense	(1,766,511)	446,800	(2,919,676)	1,215,422

Income tax (benefit) expense :
Current	(1,227,623)	224,522	(1,221,373)	540,245
Deferred	670,130	(39,962)	270,752	(69,279)

Total income tax (benefit) expense	(557,493)	184,560	(950,621)	470,966

Net (loss) income	$(1,209,018)	$262,240	(1,969,055)	$744,456

Net (loss) income per share (basic and diluted)	$(0.23)	$0.05	$(0.37)	$0.14

Weighted average shares outstanding	5,278,780	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash Flows From Operating Activities:
Net (loss) income	$(1,969,054)	$744,456
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities-
Depreciation and amortization	723,631	726,351
(Decrease) increase in Provision for Losses of Receivables	(102,262)	(138,674)
Decrease in Provision for Losses of Inventory	(987)	(11,438)
Gain on sale of property, plant and equipment	(101,909)	—
Decrease (Increase) in Deferred income taxes	270,752	(138,557)
Decrease in trade accounts receivable	2,896,252	634,648
Increase in receivable from IRS	(1,233,373)	—
(Increase) Decrease in inventory	(3,215,843)	6,900,392
Increase in prepaid expenses and other	(33,812)	(157,667)
(Decrease) Increase in accounts payable	(1,497,907)	535,262
Increase in accrued liabilities	267,746	514,732

Net cash (used in) provided by operating activities	(3,996,766)	9,609,505

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(731,276)	(94,973)
Proceeds from sale of property, plant and equipment	41,000	3,328

Net cash used in investing activities	(690,276)	(91,645)

Cash Flows From Financing Activities:
Net borrowings (repayments) on line of credit	3,828,085	(8,575,751)
Principal payments on prepetition debt	(4,180)	(4,014)
Principal borrowings (payments) on post-petition debt	1,484,636	(439,705)

Net cash provided by (used in) financing activities	5,308,541	(9,019,470)

Net Increase in cash and cash equivalents	621,499	498,389

Cash and cash equivalents, beginning of period	173,313	95,129

Cash and cash equivalents, end of period	$794,812	$593,518

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

2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of February 28, 2005, and its results of operations for the three and six months ended February 28, 2005 and February 29, 2004. Results of the Company’s operations for the interim period ended February 28, 2005, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

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

In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS No, 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, FASB issued SFAS No., 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23R”).. FAS l23R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation.. FAS l23R is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

4. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	February 28, 2005	August 31, 2004
Finished goods	$12,188,912	$11,920,405
Raw materials	12,723,721	9,866,736
Supplies	1,165,779	1,047,748
Work-in-process	89,716	117,396
Allowance for obsolete inventory	(307,740)	(308,727)

Total	$25,860,388	$22,643,558

6. ACCOUNTING FOR LONG-LIVED ASSETS

In March 2004, the Company began a lease with an unrelated party for a 414,000 square foot warehouse and manufacturing facility in Chambersburg, Pennsylvania to consolidate east coast operations. The Company exited and no longer utilizes its buildings located in Kearneysville, West Virginia and Greencastle, Pennsylvania, and is attempting to locate buyers for these facilities.

For the three and six month periods ended February 28, 2005, the Company ceased depreciating the buildings and building improvements and has reclassified the net book value of the land, building and building improvements in the amount of $2.1 million to assets held for sale. The Company believes both properties will be sold within the next twelve months.

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

7. LONG-TERM DEBT AND LINE OF CREDIT:

	February 28,	August 31,
	2005	2004
The following is a summary of long-term debt and line of credit:

Line of Credit with a commercial financial corporation under revolving credit line, maturing November 2005, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus the applicable prime rate margin (5.25% and 4.25%, respectively, as of February 28, 2005 and August 31, 2004).	$10,679,564	$6,851,479

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2008.	203,257	222,039

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	555,186	599,536

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	163,708	175,978

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 0 % to 10.5%, maturing at various dates from May 2005 through July 2008.	140,907	140,069

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,892,865	1,944,381

Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Form 10-K, Second Paragraph, Footnote 8)	225,000	225,000

Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Form 10-K, Second Paragraph, Footnote 8)	352,145	352,145

	February 28,	August 31,
	2005	2004
Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed schedule for interest, 6% at August 31, 2004). On September 22, 2004, this note was combined with a construction note. The note executed September 22, 2004, relinquished the personal guarantee, is payable in monthly installments of $12,377.85, including interest at prime plus 1.125% with a cap of 7.5% (6.375% at February 28, 2005) maturing September 2009.	4,406,515	3,085,043

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857, including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, (5.51% at February 28, 2005 and 4.5% at August 31, 2004), maturing February 2009.	875,000	982,143

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, maturing February 2007.	387,810	476,905

Construction note payable to a commercial financial corporation, secured by real property, payable in monthly installments of interest only, at 6%, consolidated into new loan executed September 22, 2004, combined with balance of existing mortgage on the real property. Interest on the new combined loan will be prime plus 1.125%, capped at 7.5%, maturing 5 years from date of execution.	-0-	1,375,059

Financing lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $28,320, including interest at 8.51%, maturing October 2011.	1,860,541	-0-

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	224,893	229,073

Total	21,967,391	16,658,850

Less Current Maturities	(12,030,881)	(8,266,933)

Long-Term Debt	$9,936,510	$8,391,917

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In December 2004, TST amended its revolving line of credit to increase the line from $10 million to $15 million. The amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.1 million as of February 28, 2005.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of February 28, 2005, the Company was in compliance with all covenants.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Three Months ended	February 28, 2005	February 29, 2004
Cash paid during the period for:
Interest	339,332	$295,083
Income taxes	-0-	$499,300

Six Months ended	February 28, 2005	February 29, 2004
Cash paid during the period for:
Interest	578,262	$632,097
Income taxes	95,000	$507,569

During the three and six month periods ended February 28, 2005, the Company reclassified $2,141,289 of property, plant and equipment to assets held for sale, and received payment applied directly to the line of credit of $1,625,633 relating to the financing of various water bottling equipment.

9. STOCK OPTIONS

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

Three Months Ended	February 28,	February 29
	2005	2004
Pro forma impact of fair value method
Reported net (loss) income	(1,209,018)	262,240
Less: fair value impact of employee stock options	—	1,200

Pro Forma net (loss) income	(1,209,018)	261,040

Earnings per common share
Basic-as reported	$(0.23)	$0.05
Diluted-as reported	$(0.23)	$0.05
Basic-pro forma	$(0.23)	$0.05
Diluted-pro forma	$(0.23)	$0.05

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.73%	3.27%
Expected life	5 years	5 years
Expected volatility	58%	57%
Expected dividend yield	-0-	-0-

Six Months Ended	February 28,	February 29
	2005	2004
Pro forma impact of fair value method
Reported net (loss) income	(1,969,055)	744,456
Less: fair value impact of employee stock options	1,000	2,000
Pro Forma net (loss) income	(1,970,055)	742,456

Earnings per common share
Basic-as reported	$(0.37)	$0.14
Diluted-as reported	$(0.37)	$0.14
Basic-pro forma	$(0.37)	$0.14
Diluted-pro forma	$(0.37)	$0.14

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.73%	3.27%
Expected life	5 years	5 years
Expected volatility	58%	57%
Expected dividend yield	-0-	-0-

10. LEGAL MATTERS

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial has been moved to September 2005.

TST is a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 is included on the Company’s balance sheet. TST prevailed in its motion to stay the adversary proceeding and to compel arbitration in Dallas, Texas under the terms of the parties purchase agreement. Arbitration, set to begin in March 2005, has been suspended pending the Plaintiff’s bankruptcy judge’s approval of a settlement reached by the parties.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under other income, embezzlement recovery, in the Form 10-Q, for the three month and six month periods ended February 28, 2005.

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

On July 9, 2004, TST received a preference claim demand from the Trustee of the estate of a former customer in the amount of $1.2 million. No suit has been filed to date. This demand is a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any liability should be lowered to a materially reduced amount.

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

On February 28, 2005, TST filed a lawsuit in the Dallas County Judicial District against a company that operated as our customer and as a vendor, alleging breach of contract seeking to collect an outstanding accounts receivable and against an employee of the company alleging libel and slander. The defendant filed an answer and the parties are conducting discovery.

11. SUBSEQUENT EVENTS

As a result of recent operating results and at the direction of the Board, on March 10, 2005 we engaged Santoro & Co., LLC, to independently test and validate whether management’s planned restructuring actions are being appropriately implemented, and that the financial impact has been reasonably stated and is properly reflected in the budget. The consultants will also identify additional cost savings and revenue enhancing actions and develop a reporting model for monitoring the execution and financial impact of the restructuring actions.

On March 22, 2005, a shareholder made demand requesting to inspect our Directors and Officers Liability Insurance Policies pursuant to Section 220 of Delaware General Corporation Law for the purposes of investigating the Company’s performance. We responded within the prescribed period that the demand did not comply with the statutory requirements. On April 7, 2005, the shareholder made demand again. We responded again within the prescribed period that the demand did not comply with the statutory requirements. An employee of the shareholder was appointed to our Board of Directors on October 23, 2002 and resigned on April 22, 2004. The individual was a member of the Audit Committee and was our Financial Expert on the Audit Committee during his tenure. During his tenure this Director voted in favor of all resolutions presented to the Board and Audit Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, the Company’s observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate and available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Accounts Receivable (doubtful accounts) Reserves

The Company accrues for losses on accounts receivable at the rate of one half of a percent per month of sales and adjusts the accrual quarterly based upon customer’s current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Revenue Recognition

We record sales of hard copy imaging and bottled water products when products are shipped to customers. We assess the likelihood of collecting credit accounts prior to revenue recognition and are reasonably assured a majority of the sales are collectible due to our credit policies and collection methods. The Company reserves 1/2% of monthly sales as a bad debt reserve. This percentage is based upon historical trends. Consistent monitoring of the accounts receivable allows us to determine if an account’s collection is becoming compromised. We reinvestigate delinquent customers to see if there may be a slow pay trend or economic condition affecting this customer. Subsequent to reinvestigation, we evaluate our bad debt reserve and if the information reflects additional exposure, we increase our reserve accordingly. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

Inventories

Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and analysis of inventories on hand. The Company evaluates, and if necessary, adjusts reserves quarterly.

We record reductions in revenue when products are returned. Returns and allowances are monitored based on a historical percentage of sales. Our return policy is to accept product back for full credit if the product was shipped in error or for product that fails to meet acceptable quality standards. This credit will include the cost of the product and all associated shipping charges. Returns of this nature must comply with the following: return authorization is valid for 30 days only; claims must be submitted to customer service within one week of product being delivered; We will not accept collect shipments on product being returned; and samples of defective product must be sent to the Customer Service Returns Coordinator for evaluation and disposition of product.

We will also accept hard copy imaging product back for credit subject to a restocking charge (20% on Impreso brand; 30% on IBM brand) for product that is in re-saleable condition, returned within 4 months of original purchase and has not been discontinued from the product line. Return freight costs are the responsibility of the customer. Original invoice charges such as minimum handling charge, UPS charge, outbound freight, etc. will not be reimbursed as part of the credit adjustment. Products with a shorter shelf-life, such as carbonless paper and thermal products must be returned within 3 months of original purchase.

Once a return has been authorized and the product returned to our warehouse or plant, the customer is issued a credit, according to the type of return, against their account. This credit is then booked to the returns and allowances account and a reduction in revenue is taken.

Rebates, Advertising Allowances, and Independent Sales Commissions

The Company accrues for rebates and advertising allowances paid to certain customers; and commissions paid to independent sales representatives, based on specific contractual agreements. These accruals are calculated based upon the volume of purchases by customers and sales by independent sales representatives, which are adjusted monthly to reflect increases and decreases.

For the three months ended February 29, 2004 and February 28, 2005, we recorded customer rebates in the amount of $998,000 and $847,000, respectively. For the six months ended February 29, 2004 and February 28, 2005, we recorded customer rebates in the amount of $2.4 million and $2.3 million, respectively. The customer rebates are recorded as a decrease to sales.

For the three months ended February 29, 2004 and February 28, 2005, we recorded advertising allowances in the amount of $288,000 and $194,000, respectively. For the six months ended February 29, 2004 and February 28, 2005, we recorded advertising allowances in the amount of $559,000 and $524,000, respectively. The advertising allowances are recorded as an SG&A expense.

For the three months ended February 29, 2004 and February 28, 2005, we recorded independent sales commissions in the amount of $72,000 and $50,000, respectively. For the six months ended February 29, 2004 and February 28, 2005, we recorded independent sales commissions in the amount of $139,000 and $130,000, respectively. The independent sales commissions are recorded in cost of goods sold.

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

Results of Operations for the Interim Periods Ended February 28, 2005 and February 29, 2004.

As a result of the decrease in volume of purchases by key customers in January 2005, representing sales of approximately 29%, or $30 million of Fiscal 2004 revenue, the Company began a plan to downsize its operations and reduce costs to return to profitability. The key elements of the plan are better utilization of space created by reduced operations; leasing available space; liquidating buildings that are vacant as a result of east coast consolidations; eliminating or reducing current work force, payroll, and employee benefits; reducing inventories by $5 to $7 million; raise finished goods pricing as necessary to recoup raw material price increases; and replace lost sales as quickly as possible.

Net Sales—Net sales decreased from $25.8 million in the three months ended February 29, 2004 to $18.6 million in the three months ended February 28, 2005 (“Second Quarter 2005”), a decrease of $7.1 million or 27.7%. Net sales decreased from $52.5 million in the six months ended February 29, 2004, to $38.6 million in the six months ended February 28, 2005, a decrease of $13.9 million or 26.5%. Net sales decreased in the three and six months period ended February 28, 2005, as compared to the corresponding periods of the prior year, as a result of the decrease in volume of purchases by key customers.

Gross Profit-— Gross profit decreased from $3 million in the three months ended February 29, 2004, to $556,000 in the Second Quarter 2005, a decrease of 81.5%. Gross profit decreased from $6.4 million in the six months ended February 29, 2004, to $1.5 million in the six months ended February 28, 2005, a decrease of 76%. Gross profit margin for the Second Quarter decreased to 3% as compared to 11.7 % for the three month period ended February 29, 2004. Gross profit margin for the six month period ended February 28, 2005, decreased to 4% as compared to 12.2% for the six month period ended February 29, 2004. The decreases in gross profit and gross profit margin for the three and six month periods ended February 28, 2005 and February 29, 2004, resulted from higher raw material costs that we were unable to fully pass through to our customers, and the decrease of purchases by key customers.

Selling, General, and Administrative Expenses—SG&A expenses decreased from $ 2.3 million in the three months ended February 29, 2004 to $2.1 in the Second Quarter 2005. SG&A expenses decreased from $ 4.5 million in the six months ended February 29, 2004 to $4.4 million in the six months ended February 28, 2005. This decrease was primarily the result of a reduction in workforce on January 14, 2005. SG&A expenses as a percentage of net sales increased from 8.8 % in the three months ended February 29, 2004, to 11.2 % in the Second Quarter 2005. SG&A expenses as a percentage of net sales increased from 8.7 % in the six months ended February 29, 2004, to 11.3 % in the six months ended February 28, 2005. The increase in SG&A as a percentage of sales for three and six month periods ended February 28, 2005, is due to the decrease in net sales.

Interest Expense—Interest expense increased from $ 295,000 in the three months ended February 29, 2004, to $ 339,000, or 15%, in Second Quarter 2005. Interest expense decreased from $632,000 in the six months ended February 29, 2004, to $578,000, or 8.5 % in the six months ended February 28, 2005. The increase of Interest Expense by 15 % in the Second Quarter 2005 as compared to the three months ended February 29, 2004 resulted from increased borrowings under our line of credit and increased interest rates on floating interest debt instruments. The decrease by 8.5% in the six months ended February 28, 2005, as compared to the corresponding period of the prior year is due to the sale of our California properties.

Income Taxes-— Income tax expense decreased from $ 185,000 for the three months ended February 29, 2004, to a tax benefit of $557,000 in Second Quarter 2005. Income tax expense decreased from $471,000 for the six months ended February 29, 2004, to a tax benefit of $ 951,000 in the six months ended February 28, 2005. The decrease in income tax expense for Second Quarter 2005, as compared to the corresponding period of the prior year is due to lower net sales without a corresponding reduction in overhead which resulted in net loss of income.

On December 1, 2004 TST and IBM terminated the Trademark Licensee Agreement. Net sales and revenue attributable to IBM branded products will gradually decline until the agreement is concluded in August 2005. Substantially all of the products we sell under the IBM brand are also sold under the Impreso brand. We have initiated a condensed marketing program to convert our customers who were purchasing our IBM branded products to our proprietary brand, Impreso.

Therefore, we believe that any quantity of lost or lower margin sales should not materially impact our liquidity, capital resources and results of operations due to this event.

The cessation of sales of continuous business forms to a significant customer has had a material impact on our net sales and revenues, and adversely affected our liquidity, capital resources and results of operations. We are currently working to replace this business with other volume purchasers of this product. We have also been successful in introducing other product lines to this customer and will continue to try and recapture the sale of continuous business forms to this company. Management believes that we can increase net sales of all of our products to replace the volume of continuous forms sold to this one customer within two years of the loss.

The decline in continuous feed business forms has not yet materially impacted our net sales and revenues. Management has compensated for the maturity and decline of this hard copy imaging category by branching into other hard copy imaging products such as cut sheet, value added, and add roll products to replace the lost revenue from the sales of continuous feed products. The most recent addition to our product line, a complimentary item to hard copy imaging products for office products distributors, is bottled spring water which started generating sales in the first part of fiscal 2005. Bottled spring water did not utilize our existing equipment and during the start up phase necessitated the acquisition of new facilities and equipment, thereby depleting capital resources and reducing liquidity. This, combined with other events, collectively adversely impacted operations. However, the long term investment in this product category will maximize the efficiency of our selling force, administration, and distribution infrastructure due to opposite seasonal cycles of consumption. Whereas in the summer months, hard copy imaging products may slow, the bottled water business is at its peak.

Liquidity and Capital Resources

We define liquidity as the ability to generate adequate funds to meet our operating and capital needs. Our cash requirements are primarily for working capital, capital expenditures, and interest and principal payments on our debt and capital lease obligations. Historically, these needs for cash have been met by cash flows from operations and borrowings under our revolving credit facility.

Effective December 14, 2004, TST amended its loan agreement with a commercial financial corporation to increase its available borrowings under its line of credit. The amended agreement provides for a $15 million line of credit and an inventory sub-limit of $12 million. The amended loan, which matures November 2005, is secured by, among other things, inventory, trade receivables, and equipment.

Available borrowings under this line of credit, which accrued interest at prime plus the applicable prime rate margin (5.25 % and 4.25%, respectively, at February 28, 2005), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 2005, there was a $3.1 million borrowing capacity remaining under the $15 million revolving line of credit, adequate available capital to operate our business.

Borrowings under our line of credit increased from $6.9 million at August 31, 2004, to $10.7 million at February 28, 2005, an increase of $3.8 million, or 56%. The increased borrowing primarily resulted from an increase in inventory and start up costs associated with our new bottled spring water operations.

Working capital increased to $14.5 million as of February 28, 2005, from $12.7 million at August 31, 2004. This represented an increase of 14.2%. This increase is primarily attributable to the increase in our inventories.

Net Cash Provided by/Used in Operating, Investing, and Financing Activities

Our operating activities used $4 million of cash in the six month period ended February 28, 2005 and provided $9.6 million in cash in the six month period ended February 29, 2004. Operating cash flows for the six month period ended February 28, 2005 was used primarily for purchases of inventory.

Cash used in investing activities was $690,000 for the six month period ended February 28, 2005. Cash used in investing activities was $92,000 for the six month period ended February 29, 2004. Cash used in investing activities for the six month period ended February 28, 2005, was due to expenditures for property, plant and equipment, offset by proceeds from asset dispositions.

Cash provided by financing activities was $5.3 million for the six month period ended February 28, 2005. Cash used by financing activities was $9 million for the six month period ended February 29, 2004. Cash provided by financing activities for the six month period ended February 28, 2005, was due to increased borrowings on our line of credit and financed expenditures associated with our new bottled spring water operations.

Capital Expenditures

During the six month period ended February 28, 2005, we incurred capital expenditures of $600,000, consisting of equipment purchases associated with our new bottled spring water operations. An additional $ 131,000 was related to equipment purchases for our hard copy imaging operations. During the six month period ended February 29, 2004, we spent $95,000 on capital expenditures on building improvements of our California facility to make it ready for sale. We plan to make total capital expenditures of approximately$1.2 million during fiscal 2005.

Future Liquidity

The cessation of sales of continuous business forms to a significant customer, which increased our inventory due to long lead times in purchasing raw materials and decreased our receivables; the issuance of debt to finance our expansion in Itasca, Il,; the occupation of a leased facility in Chambersburg, PA, which resulted in two empty mortgaged buildings since July 2004, and start up operations at our spring water bottling facility, adversely impacted our liquidity and capital resources in the six month period ended February 28, 2005. The inventory is being converted to cash, and management anticipates a new customer, who has been adding new distribution centers for receipt of our products monthly, will equal or exceed the lost significant customer’s purchases. Although management anticipates the sale of the two empty buildings by July 2005, no contracts have been offered. The water bottling facility is operating and we are selling water product. Absent unforeseen circumstances these known trends and uncertainties indicates that our performance should start improving in our fiscal 2005 year.

Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with liquidation of our building and inventory, and available borrowings under our revolving line of credit will be adequate to meet our anticipated requirements for working capital and debt service through the end of fiscal 2005.

Our current level of indebtedness affects our ability to obtain additional financing or react quickly to changes in our industry. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at anytime, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms. We have not identified any sources of long term liquidity.

As of February 28, 2005, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In July 2004, our inventory began increasing as a result of decreasing sales and our continued receipt of raw materials due to order timeframe requirements. In January 2005, Management implemented an inventory reduction program. Our inventories decreased from $28.6 million as of November 31, 2004, the end of our first quarter for Fiscal 2005, to $25.9 million as of February 28, 2005.

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

In October 2004, the cost of raw materials increased and we were not able to pass this increase on to all of our customers, this resulted in an erosion of profit margins on certain accounts. The mills currently supplying us with a majority of our raw materials announced an increase in April 2005, which took effect. We are currently issuing updated pricing schedules and intend to fully pass on to our customers this recent increase.

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

Market Conditions

Since our inception, the largest product category produced by the Company was continuous feed business forms. Competitors in the marketplace have aggressively solicited our customers. As a result of the loss of continuous forms business from key customers, in January 2005 the Company downsized its operations. We believe we will be able to replace the majority of this lost business with other customers. Management believes that the market for continuous forms will continue to decline in 2005 through 2006, but then may stabilize. Recently, Point of Sales Rolls increased to become the largest segment of our business. This is a significant milestone of our transition into growth product categories of hard copy imaging products.

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

The Company also believes that its entrance into the bottled water business is significant as we begin the diversification of our product offerings out of continuous computer paper. The introduction of water into our paper business is an ideal companion sale as the distribution model for our water products is substantially similar to our paper products. Many of the customers who are currently purchasing business imaging supplies from us also buy bottled water. The weight and dimensions of a pallet of water and paper, and therefore the costs, are also similar. The introduction of water should expand our sales to our existing customers. The bottled water business has experienced phenomenal growth in the past few years. We plan to effectively compete in the wholesale market by offering competitive price points on our water products. We believe our target market is private label. The private label water market grew approximately 29% in 2004.

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

We had both fixed-rate and variable-rate debts as of February 28, 2005. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Our exposure to interest risks is not material. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at February 28, 2005, there was no material exposure to our financial position or results of operations.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See note 10 to condensed consolidated financial statements contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

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

Dated: April 19, 2005

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