Form 10-Q
period 2005-05-31
IMPRESO INC
filed 2005-07-15
CIK 1108345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at July 14, 2005
$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
May 31, 2005

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	May 31,	August 31,
	2005	2004
Current assets:
Cash and cash equivalents	$628,506	$173,313
Trade accounts receivable, net of allowance for doubtful accounts of $1,065,398 at May 31, 2005 and $1,130,315 as of August 31, 2004	7,733,356	12,666,433
Refundable income taxes	1,746,880	—
Inventories, net of reserves	20,957,513	22,643,558
Prepaid expenses and other	797,695	330,039
Assets held for sale	2,141,289	—
Deferred income tax assets	683,312	736,810

Total current assets	34,688,551	36,550,153

Property, plant and equipment, at cost	27,164,340	29,417,303
Less-Accumulated depreciation	(14,413,473)	(14,295,714)

Net property, plant and equipment	12,750,867	15,121,589

Noncurrent assets
Other assets	75,354	81,778
Deferred income tax assets	317,948	318,718

Total noncurrent assets	393,302	400,496

Total assets	$47,832,720	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	May 31,	August 31,
	2005	2004
Current liabilities:
Accounts payable	$9,336,862	$12,711,758
Accrued liabilities	716,076	987,921
Accrued commissions	1,598,707	1,863,698
Current maturities of long-term debt	1,230,626	1,407,070
Line of credit	8,246,504	6,851,479
Current maturities of prepetition debt	8,609	8,384

Total current liabilities	21,137,384	23,830,310

Deferred income tax liability	1,348,352	998,730
Deferred gain	654,512	796,796
Long-term debt, net of current maturities	8,968,124	8,171,228
Long-term portion of prepetition debt, net of current maturities	212,565	220,689

Total liabilities	32,320,937	34,017,753

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;	—	—
0 shares issued and outstanding
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	9,144,091	11,686,793

Total stockholders’ equity	15,511,783	18,054,485

Total liabilities and stockholders’ equity	$47,832,720	$52,072,238

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31	May 31,	May 31
	2005	2004	2005	2004
Net sales	$19,829,734	$25,475,573	$58,435,505	$77,885,681
Cost of sales	18,733,138	21,959,557	55,782,864	67,362,876

Gross profit	1,096,596	3,516,016	2,652,641	$10,522,805

Gain on sale of assets	(42,685)	(14,229)	(142,285)	(14,229)
Selling, general and administrative expense	2,220,005	2,626,119	6,728,183	7,791,543

Operating (loss) income	(1,080,724)	904,126	(3,933,257)	2,745,491

Other (income) expenses:
Interest expense	322,641	243,988	900,903	876,085
Embezzlement recovery	—	—	(290,840)	—
Extinguishment of debt	(489,645)	—	(489,645)	—
Other income, net	(65,384)	105,523	(285,662)	99,369

(Loss) income before income tax expense	(848,336)	554,615	(3,768,013)	1,770,037

Income tax (benefit) expense:
Current	(407,828)	324,915	(1,629,201)	865,160
Deferred	133,138	(118,351)	403,890	(187,630)

Total income tax (benefit) expense	(274,690)	206,564	(1,225,311)	677,530

Net (loss) income	(573,646)	348,051	(2,542,702)	1,092,507

(Net loss) income per common share (basic and diluted)	$(0.11)	$0.07	$(0.48)	$0.21

Weighted average shares outstanding (basic and diluted)	5,278,780	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2005	2004
Cash Flows From Operating Activities
Net (loss) income	$(2,542,702)	$1,092,507
Adjustments to reconcile net (loss) income to net cash used in operating activities-
Depreciation and amortization	1,116,483	1,072,416
(Decrease) increase in Provision for Losses of Receivables	(64,917)	—
Decrease in Provision for Losses of Inventory	99,906	—
Extinguishment of Debt	489,645	—
Gain on sale of property, plant and equipment	(142,284)	—
Deferred income tax (benefit) expense	403,890	(187,630)
Decrease in trade accounts recivable	4,997,994	169,724
Increase in refundable income taxes	(1,746,880)	—
Decrease in inventories	1,586,139	7,462,330
Increase in prepaid expenses and other	(467,656)	(625,301)
(Increase) decrease in non current assets	6,424	(780,110)
(Decrease) in accounts payable	(3,374,896)	(923,936)
Increase (Decrease) in accrued liabilities	(536,836)	1,283,221

Net cash (used) provided by operating activities	(175,690)	8,563,221

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(927,195)	(1,258,945)
Proceeds from sale of property, plant & equipment	40,145	2,892,888

Net Cash (used in) provided by investing activities	(887,050)	1,633,943

Cash Flows From Financing Activities:
Net borrowings (payments) on line of credit	1,395,025	(8,816,523)
Payments on prepetition debt	(7,899)	(6,103)
Net additions (payments) on postpetition debt, net	130,807	(1,163,705)

Net cash provided by (used in) financing activities	1,517,933	(9,986,331)

Net increase in cash and cash equivalents	455,193	210,833

Cash and cash equivalents, beginning of period	173,313	95,129

Cash and cash equivalents, end of period	628,506	$305,962

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

2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of May 31, 2005, and its results of operations for the three and nine months ended May 31, 2005 and May 31, 2004. Results of the Company’s operations for the interim period ended May 31, 2005, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

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

In December 2004, FASB issued SFAS No., 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23R”). FAS l23R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS l23R is applicable for the first fiscal year beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

4. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	May 31, 2005	August 31, 2004
Finished goods	$11,324,563	$11,920,405
Raw materials	8,784,857	9,866,736
Supplies	1,137,317	1,047,748
Work-in-process	119,409	117,396
Allowance for obsolete inventory	(408,633)	(308,727)

Total	$20,957,513	$22,643,558

6. ACCOUNTING FOR LONG-LIVED ASSETS

In March 2004, the Company began a lease with an unrelated party for a 414,000 square foot warehouse and manufacturing facility in Chambersburg, Pennsylvania to consolidate east coast operations. In July 2004, we exited and no longer utilized our owned buildings located in Kearneysville, West Virginia and Greencastle, Pennsylvania.

For the three and nine month periods ended May 31, 2005, the Company ceased depreciating the buildings and building improvements and has reclassified the net book value of the land, building and building improvements in the amount of $2.1 million to assets held for sale. In July 2005, the Company executed contracts for sale, containing customary and usual conditions, on both locations. The contracts are scheduled for closing in late August and early September 2005.

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

7. EXTINGUISHMENT OF DEBT

TST was a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 was included on the Company’s balance sheet. TST asserted various defenses and the parties settled. TST has completed all payments associated with the settlement and recorded extinguishment of debt in the amount of $489,645.

8. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

	May 31,	August 31,
	2005	2004
Line of Credit with a commercial financial corporation under revolving credit line, maturing November 2007, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus the applicable prime rate margin (5.75% and 4.25%, respectively, as of May 31, 2005 and August 31, 2004).	$8,246,504	$6,851,479

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2008.	193,886	222,039

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	533,186	599,536

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	155,463	175,978

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 0 % to 10.5%, maturing at various dates from June 2005 through July 2009.	113,754	140,069

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	1,866,326	1,944,381

Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Footnote 7)	-0-	225,000

Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Footnote 7)	-0-	352,145

Note payable to a commercial financial corporation, secured by real property payable in monthly installments of $12,377.85, including interest at prime plus 1.125% with a cap of 7.5% (6.375% at May 31, 2005) maturing September 2009.	4,369,382	4,460,102

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857, including interest at a variable rate equal to 30 day LIBOR plus 350 basis points, (5.51% at May 31, 2005 and 4.5% at August 31, 2004), maturing February 2009.	821,429	982,143

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, maturing February 2007.	342,422	476,905

Financing lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $28,320, including interest at 8.51%, maturing October 2011.	1,802,902	-0-

Prepetition-

	May 31,	August 31,
	2005	2004
Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	221,174	229,073

Total	18,666,428	16,658,850

Less Current Maturities	(9,485,739)	(8,266,933)

Long-Term Debt	$9,180,689	$8,391,917

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.

In June 2005, TST amended its revolving line of credit to extend the maturity date to November 2007. TST’s amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3 million as of May 31, 2005. As of July 13, 2005 the availability was $4 million.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of May 31, 2005, the Company was in compliance with all covenants.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Three Months ended	May 31, 2005	May 31, 2004
Cash paid during the period for:
Interest	318,030	234,961
Income taxes	50,724	500,000

Nine Months ended	May 31, 2005	May 31, 2004
Cash paid during the period for:
Interest	885,386	852,211
Income taxes	120,724	1,010,639

During the three and nine month periods ended May 31, 2005, the Company reclassified $2,141,289 of property, plant and equipment to assets held for sale, and received payment applied directly to the line of credit of $1,625,633 relating to the financing of various water bottling equipment.

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

Three Months Ended	May 31,	May 31,
Pro forma impact of fair value method	2005	2004
Reported net (loss) income	$(573,646)	$348,051
Less: fair value impact of employee stock options	—	1,200

Pro Forma net (loss) income	$(573,646)	$346,851

Earnings per common share
Basic-as reported	$(0.11)	$0.07
Diluted-as reported	$(0.11)	$0.07
Basic-pro forma	$(0.11)	$0.07
Diluted-pro forma	$(0.11)	$0.07

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.73%	3.27%
Expected life	5 years	5 years
Expected volatility	58%	57%
Expected dividend yield	-0-	-0-

Nine Months Ended	May 31,	May 31,
Pro forma impact of fair value method	2005	2004
Reported net (loss) income	$(2,592,702)	$1,092,507
Less: fair value impact of employee stock options	1,500	3,600

Pro Forma net (loss) income	$(544,202)	$1,088,907

Earnings per common share
Basic-as reported	$(0.48)	$0.21
Diluted-as reported	$(0.48)	$0.21
Basic-pro forma	$(0.48)	$0.21
Diluted-pro forma	$(0.48)	$0.21

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.73%	3.27%
Expected life	5 years	5 years
Expected volatility	58%	57%
Expected dividend yield	-0-	-0-

10. LEGAL MATTERS

On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. In June 2005, the United States District Court for the Northern District of Texas — Dallas Division ruled that it did not have jurisdiction over the matter. TST filed suit in state court in Texas and the Defendant filed suit in state court in California. The Defendant also filed for arbitration in California. TST is responding to the California suit and arbitration by asserting the parties waived all rights to arbitrate by agreement and the appropriate venue is in Texas.

TST was a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 was included on the Company’s balance sheet. TST asserted various defenses and the parties settled. TST has completed all payments associated with the settlement and recorded extinguishment of debt in the amount of $489,645.

On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under other income, embezzlement recovery, in the Form 10-Q, for the three month and nine month periods ended May 31, 2005. In June 2005, we engaged counsel to pursue our claims against potentially liable parties for losses incurred.

In April 2004, TST filed a lawsuit in the 68th judicial district of Dallas County against two former outside sales representatives and a competitor, alleging breach of fiduciary duty, tortious interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agents, and also protect TST from any unfair business practices of TST’s competitors. The competitor filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. The parties to the litigation are actively conducting discovery. One outside sales representative was determined not to have sufficient contacts with the state of Texas and therefore was dismissed from the action. Discovery to date has revealed insufficient grounds to pursue the claim against the competitor and the claim against the competitor was also dismissed.

On July 9, 2004, TST received a preference claim demand from the Trustee of the estate of a former customer in the amount of $1.2 million. On June 2, 2005, TST was served with the preference lawsuit. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any liability should be lowered to a materially reduced amount.

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

In November 2004, TST filed a lawsuit in the Dallas County Judicial District against a company that operated as our customer and as a vendor, alleging breach of contract seeking to collect an outstanding accounts receivable and against an employee of the company alleging libel and slander. The parties settled in mediation and the suit was dismissed with prejudice.

From March 22, 2005 to May 16, 2005, a shareholder made four demands requesting inspection of a large volume and broad range of documents pursuant to Section 220 of Delaware General Corporation Law. Management provided some documents in response to the request, advised that many others were available on EDGAR, requested the shareholder fund the personnel necessary to retrieve the large volume items, and directed the shareholder to his agent, who was a member of our Board of Directors from October 23, 2002 to April 22, 2004, and was the Financial Expert of the Audit Committee during his tenure. The shareholders agent voted in favor of all resolutions presented to the Board and Audit Committee .Management believes the request contains unrelated, overly broad and/or unduly burdensome requests. On June 30, 2005, the shareholder filed in the Court of Chancery of the state of Delaware requesting the documents. We will respond to the suit and allow the judge to determine the appropriate production.

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

Revenue Recognition

TST records sales of hard copy imaging and bottled water products when products are shipped to customers. Our revenue recognition policy complies with the required four revenue recognition criteria: Our customers’ purchase orders or on line authorizations and our order acknowledgments include the terms of the sale and are binding on the customer, persuasive evidence that a transaction exits; Delivery has occurred, as risk of loss of the product has passed to the customer; The purchase orders, on line authorizations and order acknowledgments make our price to our customer fixed or determinable; Finally, we assess the likelihood of collecting credit accounts prior to revenue recognition and are reasonably assured the sales are collectible due to our credit policies and collection methods. The Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Consistent monitoring of the accounts receivable allows us to determine if an account’s collection is becoming compromised. We reinvestigate delinquent customers to see if there may be a slow pay trend or economic condition affecting this customer. Subsequent to reinvestigation, we evaluate our doubtful account reserve and if the information reflects additional exposure, we increase our reserve accordingly. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt.

Inventories

Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, and analysis of inventories on hand. The Company evaluates, and if necessary, adjusts reserves quarterly.

Typically, returns are not material, therefore, generally, we record reductions in revenue when products are returned and they are not accrued for with sales reduced to reflect estimated returns. On occasion a customer may request authorization for an extraordinary return of product. Such request is analyzed and if material, accrued for with the estimated return applied as a reduction of sales.

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

We will also accept hard copy imaging product back for credit subject to a restocking charge (20% on Impreso brand; 30% on IBM brand) for product that was, for example, ordered in error by the customer and is in re-saleable condition, returned within 4 months of original purchase and has not been discontinued from the product line. Products with a shorter shelf-life, such as carbonless paper and thermal products must be returned within 3 months of original purchase. Once a return has been authorized and the product returned to our warehouse or plant, the customer is issued a credit, according to the type of return, against their account. This credit is then booked to the returns and allowances account and a reduction in revenue is taken.

Rebates, Advertising Allowances, and Independent Sales Commissions

The Company accrues for rebates and advertising allowances paid to certain customers; and commissions paid to independent sales representatives, based on specific contractual agreements. These accruals are calculated based upon the volume of purchases by customers and sales by independent sales representatives, which are adjusted monthly to reflect increases and decreases. Advertising allowances provided to our customers must be used for advertising of our products and services and can not be used for any other purposes.

For the three months ended May 31, 2004 and May 31, 2005, we recorded customer rebates in the amount of $1.3 million and $1.3, respectively. For the nine months ended May 31, 2004 and May 31, 2005, we recorded customer rebates in the amount of $3.8 million and $3.6 million, respectively. The customer rebates are recorded as a decrease to sales.

For the three months ended May 31, 2004 and May 31, 2005, we recorded advertising allowances in the amount of $564,000 and $267,000, respectively. For the nine months ended May 31, 2004 and May 31, 2005, we recorded advertising allowances in the amount of $1.6 and $791,000, respectively. The advertising allowances are recorded as an SG&A expense.

For the three months ended May 31, 2004 and May 31, 2005, we recorded independent sales commissions in the amount of $97,000 and $194,805, respectively. For the nine months ended May 31, 2004 and May 31, 2005, we recorded independent sales commissions in the amount of $277,000 and $325,000, respectively. The independent sales commissions are recorded as an SG&A expense.

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

Results of Operations for the Interim Periods Ended May 31, 2005 and May 31, 2004.

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

Net Sales—Net sales decreased from $25 million in the three months ended May 31, 2004 to $20 million in the three months ended May 31, 2005 (“Third Quarter 2005”), a decrease of $5 million or 22.2%. Net sales decreased from $78 million in the nine months ended May 31, 2004, to $58 million in the nine months ended May 31, 2005, a decrease of $20 million or 25%. Net sales decreased in the three and nine months period ended May 31, 2005, as compared to the corresponding periods of the prior year, as a result of the decrease in volume of purchases by key customers.

Gross Profit-— Gross profit decreased from $3.5 million in the three months ended May 31, 2004, to $1 million in the Second Quarter 2005, a decrease of 72%. Gross profit decreased from $10.5 million in the nine months ended May 31, 2004, to $2.7 million in the nine months ended May 31, 2005, a decrease of 74.8%. Gross profit margin for Third Quarter 2005 decreased to 5% as compared to 13.8 % for the three month period ended May 31, 2004. Gross profit margin for the nine month period ended May 31, 2005, decreased to 4.5% as compared to 13.5% for the nine month period ended May 31, 2004. The decreases in gross profit and gross profit margin for the three and nine month periods ended May 31, 2005, and the decrease in volume of purchases by key customers.

Selling, General, and Administrative Expenses—SG&A expenses decreased from $ 2.6 million in the three months ended May 31, 2004 to $2.2 in the Third Quarter 2005. SG&A expenses decreased from $7.8 million in the nine months ended May 31, 2004 to $6.7 million in the nine months ended May 31, 2005. This decrease was primarily the result of a reduction in workforce on January 14, 2005. SG&A expenses as a percentage of net sales increased from 10.3 % in the three months ended May 31, 2004, to 11.2% in the Third Quarter 2005. SG&A expenses as a percentage of net sales increased from 10% in the nine months ended May 31, 2004, to 11.5 % in the nine months ended May 31, 2005. The increase in SG&A as a percentage of sales for three and nine month periods ended May 31, 2005, is due to the decrease in net sales.

Interest Expense—Interest expense increased from $244,000 in the three months ended May 31, 2004, to $ 323,000, or 32%, in Third Quarter 2005. Interest expense increased from $876,000 in the nine months ended May 31, 2004, to $901,000, or 2.8 % in the nine months ended May 31, 2005. The increase of Interest Expense by 32 % in the Third Quarter 2005 and the increase by 2.8% in the nine months ended May 31, 2005, as compared to the corresponding periods of the prior year is due to the increase of borrowings under our line of credit and increases in the prime interest rate.

Income Taxes-— Income tax expense decreased from $ 207,000 for the three months ended May 31, 2004, to a tax benefit of $275,000 in Third Quarter 2005. Income tax expense decreased from $678,000 for the nine months ended May 31, 2004, to a tax benefit of $ 1.2 million in the nine months ended May 31, 2005.The decrease in income tax expense for Third Quarter 2005, as compared to the corresponding period of the prior year is due to lower net sales without a corresponding reduction in overhead which resulted in net loss of income.

On December 1, 2004, TST and IBM terminated the Trademark Licensee Agreement. Net sales and revenue attributable to IBM branded products will gradually decline until the agreement is concluded in August 2005. Substantially all of the products we sell under the IBM brand are also sold under the Impreso brand. We have initiated a condensed marketing program to convert our customers who were purchasing our IBM branded products to our proprietary brand, Impreso. Therefore, we believe that any quantity of lost or lower margin sales should not materially impact our liquidity, capital resources and results of operations at the time of termination.

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

The decline in the market of continuous feed business forms has begun to materially impact our net sales and revenues. Management has partially compensated for the maturity and decline of this hard copy imaging category by branching into other hard copy imaging products such as cut sheet, value added, and add roll products to replace the lost revenue from the sales of continuous feed products. However, the increase in revenue attributable to these categories has not increased in proportion to the decline of the continuous feed business forms sales.

The most recent addition to our product line, a complimentary item to hard copy imaging products for office products distributors, is bottled spring water which started generating sales in Fiscal 2005. Bottled spring water did not utilize our existing equipment and during the start up phase necessitated the acquisition of new facilities and equipment, thereby depleting capital resources and reducing liquidity. This, combined with other events, collectively adversely impacted operations. However, the long term investment in this product category will maximize the efficiency of our selling force, administration, and distribution infrastructure due to opposite seasonal cycles of consumption. Whereas in the summer months, hard copy imaging products may slow, the bottled water business is at its peak.

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

Effective June 8, 2005, TST amended its loan agreement with a commercial financial corporation to extend the maturity date to November 17, 2007. The amended agreement provides for a $15 million line of credit and an inventory sub-limit of $12 million. The amended loan is secured by, among other things, inventory, trade receivables, and equipment.

Available borrowings under this line of credit, which accrued interest at prime plus the applicable prime rate margin (5.25 % and 5.75%, respectively, at May 31, 2005), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2005, there was a $3 million borrowing capacity remaining under the $15 million revolving line of credit, adequate available capital to operate our business. A portion of the net proceeds from the sale of our two facilities located in Kearneysville, West Virginia and Greencastle, Pennsylvania will be applied to reduce the outstanding borrowings on this line (See Footnote 6).

Borrowings under our line of credit increased from $6.9 million at August 31, 2004, to $8.2 million at May 31, 2005, an increase of $1.3 million, or 19%. The increased borrowing primarily resulted from start up costs associated with our new bottled spring water operations.

Working capital increased to $13.6 million as of May 31, 2005, from $12.7 million at August 31, 2004. This represented an increase of 7%. This increase is primarily attributable to the $1.7 million net operating loss carry back created by net operating losses incurred during the current fiscal year.

Net Cash Provided by/Used in Operating, Investing, and Financing Activities

Our operating activities used $176,000 of cash in the nine month period ended May 31, 2005 and provided $8.6 million in cash in the nine month period ended May 31, 2004. Operating cash flows for the nine month period ended May 31, 2005 was used primarily for reductions in accounts payable.

Cash used in investing activities was $887,000 for the nine month period ended May 31, 2005. Cash provided by investing activities was $1.6 million for the nine month period ended May 31, 2004. Cash used in investing activities for the nine month period ended May 31, 2005, was due to expenditures for property, plant and equipment associated with the spring water bottling facility, partially offset by proceeds from asset dispositions.

Cash provided by financing activities was $1.5 million for the nine month period ended May 31, 2005. Cash used in financing activities was $10 million for the nine month period ended May 31, 2004. Cash provided by financing activities for the nine month period ended May 31, 2005, was due to increased borrowings on our line of credit and financed expenditures associated with our new bottled spring water operations.

Capital Expenditures

During the nine month period ended May 31, 2005, we incurred capital expenditures of $784,000, consisting of equipment purchases associated with our new bottled spring water operations. We incurred an additional $143,000 related to equipment purchases for our hard copy imaging operations. During the nine month period ended May 31, 2004, we spent $54,000 on capital expenditures on building improvements of our California facility to make it ready for sale. We plan to make total capital expenditures of approximately $1 million during fiscal 2005.

Future Liquidity

The cessation of sales of continuous business forms to a significant customer, which increased our inventory due to long lead times in purchasing raw materials and decreased our receivables; the issuance of debt to finance our expansion in Itasca, Il,; the occupation of a leased facility in Chambersburg, PA, which resulted in two empty mortgaged facilities since July 2004, and start up operations at our spring water bottling facility, adversely impacted our liquidity and capital resources in the nine month period ended May 31, 2005 as compared to the corresponding period of the prior year. The inventory is being converted to cash, management is continuing to reduce operating costs, contracts on our two empty facilities have been executed and management intends to close the transactions in late August or early September 2005, and we are selling water product. Absent unforeseen circumstances these known trends and uncertainties indicate that we should start returning to profitability in the first quarter of our fiscal 2006 year.

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

As of May 31, 2005, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.

Inventory Management; Raw Materials of TST

We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. As a result of the loss of continuous forms business from key customers, in January 2005, management implemented an inventory reduction program. Our inventories decreased from $28.6 million as of November 31, 2004, the end of our first quarter for Fiscal 2005, to $21 million as of May 31, 2005. Management is continuing to streamline ordering cycles and SKUs, and intends to further reduce inventory.

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

In October 2004, the cost of raw materials increased and we were not able to pass this increase on to all of our customers, this resulted in an erosion of profit margins on certain accounts. We have recently announced an increase in finished goods pricing in an attempt to regain the lost margins from this event.

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

Market Conditions

Since our inception, the largest product category produced by the Company was continuous feed business forms. Competitors in the marketplace have aggressively solicited our customers. As a result of the loss of continuous forms business from key customers, in January 2005 the Company downsized its operations. We believe we will be able to replace the majority of this lost business with other customers or other products. Management believes that the market for continuous forms will continue to decline in 2005 through 2006, but then may stabilize. Recently, Point of Sales Rolls increased to become the largest segment of our business. This is a significant milestone of our transition into growth product categories of hard copy imaging products.

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

The Company also believes that its entrance into the bottled water business is significant as we begin the diversification of our product offerings out of continuous computer paper. The introduction of water into our paper business is an ideal companion sale as the distribution model for our water products is substantially similar to our paper products. Many of the customers who are currently purchasing business imaging supplies from us also buy bottled water. The weight and dimensions of a pallet of water and paper, and therefore the costs, are also similar. The introduction of water should expand our sales to our existing customers. The bottled water business has experienced phenomenal growth in the past few years. We plan to effectively compete in the wholesale market by offering competitive price points on our water products. We believe our target market is private label. The private label water market grew approximately 29% in 2004. In Third Quarter 2005, we engaged an independent sales representative with extensive experience and contacts in the bottled beverage industry to assist our marketing efforts. We believe the addition of this key individual should greatly enhance our exposure in this market.

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

Forward-Looking Statements

This Form 10-Q may contain forward looking statements. Many of these forward looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions, availability of raw materials, the cyclical nature of the industries in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the inventory we require, loss of any significant customer and termination of contracts essential to our business, competition from existing and potential competitors; competition from other channels of distribution; and pricing pressures The Company does not undertake any obligation to update its forward looking statements.

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

We had both fixed-rate and variable-rate debts as of May 31, 2005. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Our exposure to interest risks is not material. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at May 31, 2005, there was no material exposure to our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s amendments to its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No material changes to controls have occurred in the current quarter.

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

Dated: July 15, 2005

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