Form 10-K
period 2005-08-31
IMPRESO INC
filed 2005-12-14
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 000-29883

Impreso, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2849585 (I.R.S. Employer Identification No.)

652 Southwestern Blvd., Coppell, Texas (Address of principal executive offices)	75019 (Address of (Zip code)
(972) 462-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, $0.01 PAR VALUE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2,764,140.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,278,780 shares of Common Stock, $0.01 par value, outstanding at December 13, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K, portions of its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on January 24, 2006.

PART I
ITEM 1. BUSINESS
GENERAL
Impreso, Inc. (“the Company”) is the holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets, Hotsheet.com, Inc., the owner of Hotsheet.com®, an online web reference directory, and Alexa Springs, Inc. (“Alexa Springs”), the company’s natural spring water bottling subsidiary.
The primary operating company, TST, a wholly owned subsidiary, was founded in 1976. TST operates in the hardcopy supply market, which encompasses those products used with a hardcopy output or “imaging” device. Approximately 98% of TST’s total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its four manufacturing facilities and 49 public distribution warehouse locations throughout the United States and in Quebec, Canada, TST manufactures and distributes its products under its own IMPRESO® label, generic labels and private labels.
The hardcopy imaging business is a very competitive industry. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry’s customers, products and channels of distribution. TST has strategically located its distribution points so that it can deliver its hardcopy imaging products to customers in most major cities in the United States within 24 hours. TST has approximately 3,200 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers’ sales representatives, extensive marketing programs, referrals and reputation.
Another subsidiary, HotSheet.com, Inc. manages the HotSheet web directory at www.hotsheet.com. HotSheet is a popular single page directory of top web sites in categories such as news, finance, travel and shopping, organized for easy access. HotSheet also features an efficient co-branded search engine, free e-mail service, and allows users to create their own page of links utilizing the company’s unique My HotSheet service. Services provided by Hotsheet.com include Hotsheet Super Search, a “meta-search” that combines results from multiple web search engines and ranks them by relevance, and My Hotsheet, a unique method of bookmark management that lets users create their own personalized page of categorized favorite links. For the years ended August 31, 2005, 2004 and 2003, net sales of Hotsheet.com, Inc. amounted to $172,276, $138,239 and $158,755, respectively.
Our other wholly owned subsidiary, Alexa Springs, Inc. produces bottled natural spring water from the Ouachita Mountains near Mt Ida, Arkansas. Production of Alexa Springs Natural Spring Water began in Fiscal 2005. TST sells and distributes the Alexa Springs water products. Initially, we are selling the water in one-half liter (16.9 oz.) bottles packaged in a shrink-wrapped 24 count case under our brand, Alexa Springs and as private label. The distribution model of the water division is similar to our paper products; the weight and width of the pallets of each are approximately equal and a majority of the target customers, such as wholesale clubs and office superstores, are similar. Target markets also include private label customers for whom we apply a custom designed label to the bottled water for resell or promotional giveaway. We are currently selling approximately 150 private label customers. For Fiscal 2005, net sales of bottled water amounted to $202,184.

TST’S PRODUCTS
The hardcopy imaging product line during Fiscal 2005 consisted of the following:
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
Cut Sheet Paper for use in Laser Printers, Copying Machines and Plain Paper Facsimile Machines.
Desktop Ink Jet Papers & Specialty Papers. Items are sold through retail and distributors. These products include Digital Photo Ink Jet Paper, Gloss Coated Ink Jet Paper, Ink Jet Coated Canvas, T-Shirt Transfers, Ink Jet Greeting Cards, Ink Jet Bumper Stickers, Photo Quality Business Card Size Magnets, CD/DVD Sleeves, CD/DVD Labels, Ink Jet Address Labels, Two Sided Glossy Coated Ink Jet Paper and Professional Grade Ultimate Glossy Photo Paper. Desktop Ink Jet Papers are primarily used by the home-users, printing images from digital cameras and the internet.
Transparency Film. For Ink Jet printers, Copier and Laser printers, and Color Laser printers.
Add/Cash/POS/ATM Rolls. Available in bond, thermal and carbonless, including a complete line of ATM Rolls. Custom printed POS/Add Rolls are available, with the company name, logo, return policy, etc.
High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM® , Xerox® or OCE® systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.
Engineering Rolls & Sheets. Available in 20# Bond, Vellum, Translucent Bond and Mylar, in a variety of widths and lengths. These products are used with wide format printing and copying equipment, such as those used by architectural and engineering firms for design plans and renderings. Also available in Bulk Bins for large users to buy in bulk and conveniently store.
Wide Format Ink Jet Media. Available in a wide variety of coated papers and films; CAD Bond, Coated Bonds, Photobase, Proofing Media, Canvas, Piezo Photobase, Films and Outdoor Banner Material.
Processed Laser Cut Sheets. Laser cut sheets are micro-perforated and/or pre-punched cut sheets used in copiers, laser printers and ink jet printers for applications such as return/reply promotional materials, billing and remittance statements, or coupons. Users can keep printing projects in-house by eliminating the use of outside sources for custom forms.
The natural spring water product line during Fiscal 2005 consisted of the following:
One-half liter (16.9 oz.) bottles packaged in a shrink-wrapped 24 count case under our brand, Alexa Springs and as private label.

TST’S TRADEMARK LICENSE
In April 1997, TST entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement TST manufactures and distributes a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. Through various amendments the authorized product lines was expanded and the term was extended to April 30, 2007. On December 1, 2004, International Business Machines, Inc (“IBM”) and TST/Impreso, Inc. (“TST”) agreed to terminate their Trademark Licensing Agreement. Through the conclusion of Fiscal 2005, TST substantially completed the sale of all products manufactured under the license agreement which remained in inventory.
TST’S MARKETING AND DISTRIBUTION
TST markets its products to approximately 3200 customers through its own sales force and established manufacturers’ representatives. TST’s targeted customers are business consumable and office machine dealers and large and medium size mass merchants, including computer and office superstores. We are continually seeking to diversify our customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels.
TST has 53 distribution points (49 public distribution warehouses and four manufacturing locations), for its hardcopy imaging products, which enable it to deliver products to most major cities in the United States within 24 hours. TST has one additional distribution point for its water products, the natural spring water bottling plant in Arkansas. TST’s primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers’ representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.
TST sells to the following types of customers:
•	Business Forms Dealers — Businesses that primarily buy and resell various types of business forms. Examples include Vanguard Direct, American Business Forms and Better Business Forms.

•	Wholesale Stationers — Businesses that supply a large variety of office products to office product dealers. Wholesale stationers generally do not sell directly to the end user. Examples include United Stationers, and SP Richards.

•	Office Products Dealers — Businesses that generally purchase a majority of their products from wholesale stationers, but often negotiate directly with manufacturers. Examples include Navrat’s Office Products and Crest Office Supply.

•	Paper Merchants — Businesses that sell all types of papers to printers and dealers and directly to end users. Examples include Unisource, Xpedx and Ris Paper.

•	Consumer Electronics Stores — Businesses that sell retail to the end user in a broad spectrum electronics environment. Examples include Fry’s Electronic and Best Buy.

•	Mass Merchants — Discount department stores with retail sections that sell computer, copier and facsimile related supplies. Examples include Shopko.

•	Grocery and Drug Store Chains — Businesses that sell computer consumables as a convenience to its customer and secondary sale to its primary target product. Examples include Walgreen’s, Kroger and Rite-Aid.

•	Wholesale Clubs/Office Superstores — Businesses that sell large quantities of inventory at or near wholesale prices to end users and dealers. These stores generally do not provide the credit, delivery and other types of services and support to the extent that wholesale stationers provide their customers. Examples include Staples, Costco and BJ’s.

•	Buying Groups — Groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers. Examples include Independent Stationers, Association of Independent Printing Paper Merchants, and Trimega.

•	Computer Aided Design (CAD) Supply Dealers — Dealers that typically sell wide format supplies and papers to architects and engineers.

•	Contract Stationers — Companies that offer a complete catalog of office and business supplies generally to large corporations. In many cases, various types of products are bundled and sold under contract. Examples include Corporate Express, Boise Cascade Office Products and Staples.

•	Cash Register Supply Dealers — Dealers that sell cash register systems and point of sale supplies to businesses such as restaurants and retail vendors. Examples include Impact Paper, Paper Rolls Plus and Systems Supply.
We also sell bottled water products to these types of customers: Beverage Distributors, Convenience Stores, Private Label Water Resellers, Food Distributors, and Restaurant Supply Distributors.
Though TST has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between it and any of its customers. One customer, Staples, Inc. (“Staples”) accounted for more than 10% of TST’s sales in the years ended August 31, 2005 (“Fiscal 2005”) 2004, and 2003. In Fiscal 2005, the purchases by Staples decreased substantially. This reduction had a material adverse effect on our financial position, results of operations and cash flows in Fiscal 2005. TST may in the future be dependent on other significant customers, the loss of which could also materially adversely affect our financial position, results of operations and cash flows.
SUPPLY AND INVENTORY: HARDCOPY IMAGING PRODUCTS
We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. In prior years inventory levels had been increased to facilitate the introduction of new brands and expanded product lines. However, at the beginning of the year ended August 31, 2002, we implemented a program to reduce inventory levels. Since implementation, over a four year period inventory levels were reduced from $38.5 million to $16.8 million. This is in addition to the depletion of $3 million of inventory acquired in the purchase of the assets of a business during that period. Since meeting the program goals in late Fiscal 2005, we have discontinued the reduction of inventory program.
In recent years we have depended primarily on domestic vendors of paper stock raw materials, which historically charge higher prices for those raw materials than international vendors. Although our prices for paper stock raw materials remained stable throughout Fiscal 2005, pricing on a majority of other components of our finished goods, increased. Not all of these increases were effectively passed through to a majority of our customers. We believe that paper stock raw material prices may remain stable in Fiscal 2006.
TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline, or if prices for raw materials required by it increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company’s business could be materially adversely affected.
TST purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper (consisting of a wide variety of weights, widths, colors, sizes and qualities), transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that TST has adequate sources of raw material supplies to meet the requirements of its business. We believe that we have a good relationship with all of our current suppliers.
SUPPLY AND INVENTORY: NATURAL SPRING BOTTLED WATER
In Fiscal 2005, we started building bottled water inventory at our one bottling and four hardcopy image manufacturing facilities. We do not store bottled water products at public warehouses. Hurricanes Katrina and Rita created a large demand for our water products and substantially depleted our initial inventory. Water inventory requires more frequent inventory turns than hardcopy imaging products, since the shelf life of water is shorter. The increase in our sales created by the hurricanes at the end of the high demand season for bottled water will allow us to build fresh water inventory for March, which is the beginning of the next high demand season in the bottled water product cycle.
Effective December 1, 2004, TST executed a long term real estate lease and water supply agreement with Alexa Springs Water Company, a company owned by stockholders of TST. Under the ten year water supply contract TST executed, Alexa Springs Water Company must sell to TST and TST must purchase all of the production of the springs. TST also executed a ten year lease that runs concurrently with the water supply agreement on the land and buildings, approximately 34,200 square feet, which house the springs. Both of these agreements have an automatic renewal of second ten year terms if not terminated in accordance with the agreements. Currently the Alexa Springs are producing substantially more spring water than we are bottling and selling.
MARKET CONDITIONS OF TST
Historically, the primary product produced by the Company was continuous feed business forms. In Fiscal 2005, for the first time in our history of almost 30 years, the sales of continuous forms fell to below 50% of the gross revenue for all products. Management believes that the total market for business forms, which declined in 2005, will continue to decline in 2006. Our percentage of revenue derived from this product decreased from 53% in the year ended August 31, 2004 (“Fiscal 2004”) to 36.9% in Fiscal 2005. Management expects this product category’s contribution percentage to sales to stabilize in Fiscal 2006, partially due to the recognition of the loss of portions or all the business of key customers in Fiscal 2005 and management’s anticipation of retaining current customers, or regaining lost business in this product category.
The loss of significant customers, mergers of customers, and loss of portions of business from certain customers has reduced sales in Fiscal 2005, but management believes sales revenue will stabilize in Fiscal

2006 at Fiscal 2005 levels. To replace these lost sales, we are focusing our marketing efforts on more profitable portions of the business. In the business imaging product line, management believes that engineering/wide format rolls and point of purchase rolls have the greatest potential for growth.
The entrance into the bottled water business is significant as we begin the diversification of our product offerings outside of the hardcopy imaging products. The introduction of water into our paper business is an ideal companion sale as the distribution model for our water products is substantially similar to our paper products. Many of the customers who are currently purchasing business imaging supplies from us also buy bottled water. The weight and dimensions of a pallet of water and paper, and therefore the costs, are also similar. The introduction of water should expand our sales to our existing customers. The bottled water business has experienced phenomenal growth in the past few years.
In the water industry we plan to effectively compete in the wholesale market by offering competitive price points on our water products and bundled distribution strategies. We have also targeted the small to mid range size private label market as the niche for us to gain market share in the bottled water industry. The size and configuration of our operations accommodates smaller batch runs of individualized labels, which may be economically disadvantageous for larger companies. We believe the growing trend of businesses offering their clientele bottled water with their name on the label as promotional giveaway or for resale will contribute to the increased sales in the bottled water division.
SEASONALITY
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
TST’S BACKLOG
The dollar value of TST’s order backlog as of August 31, 2005 and 2004 was approximately $1.8 million and $2.8 million, respectively. TST’s ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The decrease in backlog is related to TST’s decreased net sales and reduction in the number of branded lines TST offers.
TST’S COMPETITION
Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service. Some of our competitors have greater sales, assets and financial resources than our company. These competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.
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
In the water industry we plan to effectively compete in the wholesale market by offering competitive price points on our water products. We have also targeted the small to mid range size private label market as the niche for us to gain market share in the bottled water industry. The size of our operations accommodates smaller batch runs of individualized labels, which is economically disadvantageous for larger companies. We believe the growing trend of businesses offering their clientele bottled water with their name on the label as promotional giveaway or for resale will contribute to the increased sales in the bottled water division.
TRADEMARKS
TST uses the trademark IMPRESO, a Spanish word meaning “printed matter”, on certain products it manufactures and distributes. The trademark and service mark is registered in the United States. These registrations are effective until August 2009 and May 2010, respectively.
The IMPRESO trademark is also registered in Canada, Italy, and Great Britain. These foreign registrations are effective until July 2007, November 2010 and October 2007, respectively. Management believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of TST’s products. The goodwill value associated with the name IMPRESO has been pledged as an asset to TST’s current primary secured lender under TST’s revolving line of credit.
TST also has a trademark registration in the United States for “Lazer Cut Sheets®” and “Lazer Bond®” effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that TST manufactures.
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
EMPLOYEES
We had 191 full-time employees at August 31, 2005 of whom approximately 68% are engaged in manufacturing TST’s products. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be fair as a result of recent reductions of wages and employee benefits. However, approximately 16% of our employees have 20 years or more length of service.
ITEM 2. PROPERTIES
TST operates four hardcopy imaging manufacturing plants encompassing an aggregate of approximately 690,000 square feet of space, and one natural spring water bottling facility with approximately 34,200 square feet. The Coppell, Texas, facility, where our executive offices are located, is approximately 75,000 square feet. TST owns two of its hardcopy imaging manufacturing plants, Coppell, Texas and Itasca, Illinois. The Coppell plant mortgage matures in 2011, and the Itasca facility matures in 2009. In April 2004, the Company sold its two buildings in Fontana, California to an unrelated party as part of a sales-leaseback transaction. The transaction has been accounted for as a sale, although the gain associated with the sale has been deferred in accordance with sales-leaseback accounting and is being amortized over 60 months, which represents the life of the related lease agreement. TST leased the two adjacent buildings in Fontana, California, for concurrent five year terms ending 2009. The Company also leases the Chambersburg, Pennsylvania facility with an initial term which expires in 2017, and executed a lease in December 2004 on the Mt. Ida, Arkansas natural spring water bottling facility, with an initial term expiring in 2014. The Fontana, Chambersburg and Mt. Ida leases all have options to extend. In Fiscal 2004, TST exited two facilities that it owned, Kearneysville, West Virginia and Greencastle, Pennsylvania, and placed the buildings on the market to be sold. In Fiscal 2005, the Greencastle location was sold. In Fiscal 2005, TST was also leasing under an annual lease warehouse space in Dallas, Texas. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $1.6 in Fiscal 2005 and Fiscal 2004. Costs incurred for the 49 public distribution and two storage warehouses TST utilizes throughout the United States and in Quebec, Canada was approximately $540,000 for Fiscal 2005. Costs incurred for the 50 public distribution and seven storage warehouses TST utilized throughout the United States and in Quebec, Canada in Fiscal 2004 was approximately $751,000.
We believe the current facilities are in good condition, and are suitable and adequate for current business needs. We estimate that, as of August 31, 2005, TST was operating at approximately 50% capacity for all of the products it manufactures, which will allow it to increase production to meet increased demand, if any, with no immediate capital investment.

Our Hotsheet operation is currently operating from our headquarters at the Coppell, Texas facility and through its internet service providers located in Dallas, Texas and Providence, Rhode Island.
ITEM 3. LEGAL PROCEEDINGS
Legal-
On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand for arbitration by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial is set for May 2006.
On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under operating income, embezzlement recovery, for the year ended August 31, 2005. In August 2005, we filed suit in Dallas County to pursue our claims against potentially liable parties for losses incurred. The parties are currently conducting discovery.
In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against a former outside sales representative, alleging breach of fiduciary duty, tortuous interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agent. The defendant filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. Trial is set for April 2006.
On July 9, 2004, TST received a preference claim demand from the Trustee of the estate of a former customer in the amount of $1.2 million. On June 2, 2005, TST was served with the preference lawsuit. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any resulting liability should be lowered to a materially reduced amount.
The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, were under examination by the Internal Revenue Service (“IRS”). The IRS had proposed adjustments to the fiscal years under examination. The matter was sent to the Appeals Division of the IRS, who has indicated they will concede all issues and no adjustments will be made to those fiscal years under examination. Subsequent to the end of Fiscal 2005, the Company received notice that the

Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004 is going to be examined by the IRS.
In June 2005, TST was served with a preference lawsuit from the Trustee of the estate of a former customer in the amount of approximately $194,000. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any resulting liability should be lowered to a materially reduced amount.
In June 2005, a shareholder filed an action in the Court of Chancery of the state of Delaware seeking the books and records of the Company. We responded to the suit, executed an appropriate confidentiality agreement, and allowed the shareholder access to the requested documentation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the NASDAQ Capital Market (“NCM”) under the symbol ZCOM. The high and low closing prices for the common stock, as reported on the NCM are as follows:

2005 Fiscal Year	Price Range
	High	Low
First Quarter (Sept.- Nov.)	$3.160	$2.120
Second Quarter (Dec.- Feb.)	2.840	1.600
Third Quarter (Mar.- May)	1.950	1.000
Fourth Quarter (June- Aug.)	1.970	1.030

2004 Fiscal Year	Price Range
	High	Low
First Quarter (Sept. — Nov.)	$2.140	$1.800
Second Quarter (Dec. — Feb.)	2.700	1.830
Third Quarter (Mar. – May)	3.600	2.110
Fourth Quarter (June — Aug.)	2.690	2.140
On November 25, 2005, the closing price for the common stock on the NCM was $ 1.080 and the common stock was held by approximately 570 stockholders of record, including holdings through nominee or street name accounts with brokers.
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
ITEM 6. SELECTED FINANCIAL DATA
The following is a summary of our selected financial data as of and for the five years ended Fiscal 2005. The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements appearing elsewhere in this document.
SELECTED FINANCIAL DATA (a)
Years Ended August 31,

	2001	2002	2003	2004(b)	2005
Operations Data:
Net Sales	$94,177,290	$119,525,362	$117,222,957	$103,989,229	$77,727,971
Net Income (loss)	1,246,945	1,676,442	617,831	1,013,595	(2,909,328)

Earnings (loss) per common share:

Net Income (loss)	0.24	0.32	0.12	0.19	(0.55)

Consolidated Balance Sheet Data:

Total assets	62,202,597	66,971,864	56,336,300	51,753,520	41,793,418
Long-term debt (excluding current maturities)	6,328,454	10,609,790	9,571,934	8,391,917	7,774,361
Stockholders’ Equity	$14,712,643	$16,416,612	$17,040,890	18,054,485	15,145,156

(a)	This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

(b)	Earnings per share increase partially due to a non-recurring event, a deferred gain benefit resulting from the sale of our California facility. See Form 10-K for the year ended August 31, 2004, page F-10, Other Expense (Income), Net.
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
Accounts Receivable (doubtful accounts) Allowance
The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.
Revenue Recognition
TST records sales of hardcopy imaging and bottled water products when products are shipped to customers. Our revenue recognition policy complies with the required four revenue recognition criteria: Our customers’ purchase orders or on line authorizations and our order acknowledgments include the terms of the sale and are binding on the customer, persuasive evidence that a transaction exits; Delivery has occurred, as risk of loss of the product has passed to the customer; The purchase orders, on line authorizations and order acknowledgments make our price to our customer fixed or determinable; Finally, we assess the likelihood of collecting credit accounts prior to revenue recognition and are reasonably assured the sales are collectible due to our credit policies and collection methods. The Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Consistent monitoring of the accounts receivable allows us to determine if an account’s collection is becoming compromised. We reinvestigate delinquent customers to see if there may be a slow pay trend or an economic condition affecting this customer. Subsequent to this inquiry, we evaluate our doubtful account reserve and if the information reflects additional exposure, we increase our reserve accordingly.
Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendors website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt, which at this time does not differ significantly from accrual basis.
Inventories
Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities, secured lender policies and analysis of inventories on hand. The Company evaluates, and if necessary, adjusts reserves quarterly.
Until 2001, the Company had not typically reserved for slow moving, obsolete or bad inventories, because substantially all of its slow moving products can be repackaged into different formats or labels. Potential obsolete products are monitored and scheduled production of these items is adjusted accordingly. If damage is caused to a product it is most often minor in value and expensed as damage occurs. Due to acquisition activities in 2001 and 2002, the Company implemented a reserve against the purchased inventories.
Typically, returns are not material, therefore, generally, we record reductions in revenue when products are returned and they are not accrued for with sales reduced to reflect estimated returns. On occasion a customer may request authorization for an extraordinary return of product. Such request is analyzed and if material, accrued for with the estimated return applied as a reduction of sales.

Our return policy is to accept all products back for full credit if the product was shipped in error or for product that fails to meet acceptable quality standards. Returns of this nature must comply with the following: samples of defective product must be sent in to the Customer Service Returns Coordinator for evaluation prior to decision and disposition of product; claims must be submitted to customer service within one week of product being delivered; return authorization is valid for 30 days only; and we will not accept collect shipments on product being returned.
We will also accept hardcopy imaging product back for credit subject to a restocking charge (20% on Impreso brand; 30% on IBM brand) for product that was, for example, ordered in error by the customer and is in re-saleable condition, returned within 4 months of original purchase and has not been discontinued from the product line. Products with a shorter shelf-life, such as carbonless paper and thermal products must be returned within 3 months of original purchase. Once a return has been authorized and the product returned to our warehouse or plant, the customer is issued a credit, according to the type of return, against their account. This credit is then booked to the returns and allowances account and a reduction in revenue is taken.
Rebates, Advertising Allowances and Independent Sales Commissions
The Company accrues for rebates and advertising allowances paid to certain customers and commissions paid to independent sales representatives, based on specific contractual agreements. These accruals are calculated based upon the volume of purchases by customers and sales by independent sales representatives, which are adjusted monthly to reflect increases and decreases. Advertising allowances provided to our customers must be used for advertising of our products and services and can not be used for any other purposes.
For the year ended August 31, 2004 and August 31, 2005, we recorded customer rebates in the amount of $5.2 million and $4.7, respectively. The customer rebates are recorded as a decrease to sales.
For the year ended August 31, 2004 and August 31, 2005, we recorded advertising allowances in the amount of $1.0 million and $1.1 million, respectively. The advertising allowances are recorded as an SG&A expense.
For the year ended August 31, 2004 and August 31, 2005, we recorded independent sales commissions in the amount of $375,000 and $119,000, respectively. The independent sales commissions are recorded as an SG&A expense.
In the years ended August 31, 2004 and 2003, we re-classed independent sales commissions from cost of goods sold to selling, general, and administrative expenses in the amount of $375,000 and 296,000, respectively.
Contingent liabilities
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
SEGMENT ANALYSIS
SFAS No. 131,” Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Our operations are segregated into operating segments according to product category. Under this standard, as of August 31, 2005, we had two reportable operating segments: hardcopy imaging products and natural spring bottled water products. We evaluate the performance of each segment using pre-tax income or loss from continuing operations. The table below presents information as to our net sales, operating earnings and total assets for all reportable segments.

	Year Ended August 31, 2005		Year Ended August 31, 2004
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	$77,525,787	99.74%	$103,989,229	100.00%
Bottled water	$202,184	0.26%	$0	0.00%

Total	$77,727,971	100.00%	$103,989,229	100.00%

PRE TAX PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	$(3,839,898)	-85.22%	$1,688,166	100.00%
Bottled water	$(666,056)	-14.78%	$0	0.00%

Total	$(4,505,954)	-100.00%	$1,688,166	100.00%

	As Of August 31, 2005		As Of August 31, 2004
TOTAL ASSETS BY INDUSTRY SEGMENT
Hardcopy imaging products	$39,043,670	93.42%	$49,642,564	95.92%
Bottled water	$2,749,748	6.58%	$2,110,956	4.08%

Total	$41,793,418	100.00%	$51,753,520	100.00%
RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2005, AS COMPARED TO THE YEAR ENDED AUGUST 31, 2004
As a result of the decrease in volume of purchases by key customers in January 2005, representing sales of approximately 29%, or $30 million of Fiscal 2004 revenue, the Company began a plan to downsize its operations and reduce costs to return to profitability. In the second and third quarter we were successful in completing and implementing a majority of the plan’s key elements; however the plan’s impact to the profitability of operations was offset by historically unprecedented extraordinary increases in our freight costs. The increased freight costs are attributable to increases in fuel costs, but in addition, the freight industry ratio of available trucks to requested routes fell to a historical low. The trend, which began at the end of Fiscal 2004, has continued through our first quarter of the year ending August 31, 2006. We have instituted revised freight policies to address this expense; however we believe that the freight cost increases may continue to have a material adverse effect on our financial position and results of operations in Fiscal 2006.

On December 1, 2004 TST and IBM terminated the Trademark Licensee Agreement. Net sales and revenue attributable to IBM branded products gradually declined until the agreement was concluded in August 2005. Substantially all of the products we sold under the IBM brand are also sold under the Impreso brand. We initiated a marketing program that converted our customers who were purchasing our IBM branded products to our proprietary brand, Impreso. The loss of sales of IBM branded products did not materially impact our liquidity, capital resources and results of operations due to this event.
The cessation of sales of continuous business forms to key customers has had a material impact on our net sales and revenues, and adversely affected our liquidity, capital resources and results of operations. We are currently working to replace this business with other volume purchasers of this product. We have also been successful in introducing other product lines to some of these customers.
The decline in the market of continuous feed business forms has begun to materially impact our net sales and revenues. Management has partially compensated for the maturity and decline of this hardcopy imaging category by branching into other hardcopy imaging products such as cut sheet, value added, and add roll products to replace the lost revenue from the sales of continuous feed products. However, the increase in revenue attributable to these categories has not increased in proportion to the decline of the continuous feed business forms sales.
The most recent addition to our product line, a complimentary item to hardcopy imaging products for office products distributors, is bottled spring water which started generating sales in Fiscal 2005. Bottled spring water did not utilize our existing equipment and during the start up phase necessitated the acquisition of new equipment, thereby depleting capital resources and reducing liquidity. Our operating loss, combined with this and other events, collectively adversely impacted operations. However, the long term investment in this product category will maximize the efficiency of our selling force, administration, and distribution infrastructure due to opposite seasonal cycles of consumption. Whereas in the summer months, hardcopy imaging products may slow, the bottled water business is at its peak.
Net Sales-— Net Sales decreased from $104 million in Fiscal 2004 to $78 million in Fiscal 2005, a decrease of $26 million, or 25%. The decrease resulted from partial and total losses of key Customers.
Gross Profit —Gross Profit decreased from $13.7 in Fiscal 2004 to $4.2 in Fiscal 2005, a decrease of $9.5 or 70%. Our gross profit percentage decreased from 13.2% for Fiscal 2004 to 5.4% for Fiscal 2005. The gross profit percentage decrease was primarily the result of a reduction of net sales of higher margin products and increased hardcopy imaging component costs, and freight and fuel costs that were not fully transferred to our customers. Our gross profit percentage decreased by 0.6% as a result of losses associated with the start up of our natural spring bottled water division.
Selling, General and Administrative Expenses—SG&A expenses for Fiscal 2005 were $9 million or 11.7% of net sales, as compared to $10.9 million, or 10.5% of net sales for Fiscal 2004. SG&A as a dollar amount, decreased by $1.9 million, approximately 20%, however as a result of reduced net sales and fixed overhead costs, SG&A increased as a percentage of net sales in Fiscal 2005.
Interest Expense—Interest expense increased from $1.1 million for Fiscal 2004 to $1.2 million for Fiscal 2005, an increase of $158,000 or 14.5%. This increase is attributable to increases in interest rates and financing of equipment related to our natural spring water bottling facility.

Income Taxes—Income tax expense was $674,571 for Fiscal 2004 as compared to a tax benefit of $1.6 million for Fiscal 2005. The decrease in tax expense resulted primarily from decreased profits, as well as utilization of NOL carry-backs and establishing NOL carry-forwards.
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
Effective June 8, 2005, TST amended its loan agreement with a commercial financial corporation to amend the termination date from November 2005 to November 2007. The amended agreement provides for a $15 million line of credit and an inventory sub-limit of $12 million. The amended loan, is secured by, among other things, inventory, trade receivables, and equipment.
Available borrowings under this line of credit, which accrued interest at prime plus 0.25%, 4.25 % and 6.5%, respectively, as of August 31, 2004 and August 31, 2005, are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 2005, there was a $3.5 million borrowing capacity remaining under the $15 million revolving line of credit, adequate available capital to operate our business.
Borrowings under our line of credit decreased from $6.9 million at August 31, 2004, to $6.3 million at August 31, 2005, a decrease of $545,000, or 8.0%. The decreased borrowing primarily resulted from a decrease in inventory.

Upon completion of the 34,500 foot expansion of our Itasca, Illinois building, on September 22, 2004, we consolidated the existing mortgage and the construction loan executing a five-year, $4.5 million loan with the current mortgagee of the building.
Net Cash Provided by/Used in Operating, Investing, and Financing Activities
Cash provided by our operating activities was $334,000 in Fiscal 2005 and $10.4 million for year ended August 31, 2004. Operating cash flows in Fiscal 2005 were used primarily to finance our operating loss in Fiscal 2005.
Cash used in investing activities was $351,000 for Fiscal 2005. Cash used in investing activities was $1.7 million for the year ended August 31, 2004. Cash used in investing activities for Fiscal 2005 was due to expenditures for property, plant and equipment, offset by proceeds received from the sale of the Pennsylvania facility.
Cash used in financing activities was $156,000 for Fiscal 2005. Cash used in financing activities was $8.6 million for the year ended August 31, 2004. Cash used in financing activities for Fiscal 2005 resulted from decreased borrowings on our line of credit, and debt repayments.
Capital Expenditures
During Fiscal 2005, we incurred capital expenditures of $937,000 consisting of equipment purchases associated with our new bottled spring water plant in the amount of $794,000 and $143,000 in expenditures to upgrade our computer systems and hardcopy imaging operations. During the year ended August 31, 2004, our capital expenditures were $3.7 million, consisting of equipment purchases associated with our bottled spring water operations. We plan to make total capital expenditures of approximately $400,000 during Fiscal 2006.
Future Liquidity
The cessation of sales of continuous business forms to key customers which decreased our receivables; start up operations at our spring water bottling facility; and escalating freight, fuel, and certain material costs which have not been fully passed through to our customers has adversely impacted our liquidity and capital resources in the year ended August 31, 2005. Although one empty building was sold in August 2005, one building remains empty and on the market to be sold. As of the date of filing this Form 10-K, no contract is pending on this facility. Management is contemplating the sale of another owned facility, with a possible lease- back or move to another less expensive location. The water bottling facility is operating and we are selling water product. Absent unforeseen circumstances these known trends and uncertainties indicates that our performance should start improving in our fiscal 2006 year.
Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with the potential liquidation of our buildings, and available borrowings under our revolving line of credit should be adequate to meet our anticipated requirements for working capital and debt service through the end of fiscal 2006. Such belief is based on certain assumptions, including the continuation of the state of current operations, and there can be no assurance that such assumptions are correct. The expansion of our operations into diversified products may require us to obtain additional capital. We anticipate that the funds required will be generated through an increase in our revolving line of credit.

Our current level of profitability affects our ability to obtain additional financing or react quickly to changes in our industry. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at anytime, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms. We have not identified any sources of long term liquidity.
As of August 31, 2005, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.
At August 31, 2005, the Company had the following contractual obligations and other commercial commitments*:

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Long-Term Debt**	$9,204,610	$1,537,037	$1,789,875	$4,879,875	$997,823

Operating Leases	11,124,059	1,286,914	2,556,116	2,108,659	5,172,370

Deferred Compensation	296,463	189,675	106,788	—	—

Total Obligations & Commitments	$20,625,132	$3,013,626	$4,452,779	$6,988,534	$6,170,193

*	This table does not include the balance on the revolving line of credit.

**	Excludes related interest amounts.
SUBSEQUENT EVENTS
Subsequent to the end of Fiscal 2005, the Company received notice that Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004 is going to be examined by the IRS.
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
The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. See Note 2 to Consolidated Financial Statements. Based upon our market risk sensitive debt outstanding at August 31, 2005, there was no material exposure to our financial position or results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
The conclusions of the Company’s Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company’s disclosure controls and procedures and changes in internal controls as of August 31, 2005 are as follows:
a) They have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
b) There were no changes in the Company’s internal controls during the quarter ended August 31, 2005 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The remaining information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2005.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2005.
ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2005.
ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2005.

ITEM. 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference in the Company’s definitive proxy statement to be filed with the Commission not later than 120 days after August 31, 2005.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The financial statements of the Company filed in this Annual Report on Form 10-K is listed in Item 8.
     2. Financial Statement Schedules:
The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.
     3. Exhibits:
The exhibits required to be filed as part of this Annual Report on Form 10-K is listed in the attached Index to Exhibits.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Plan and Agreement of Merger, dated as of December 1, 1999, among TST/Impreso, Inc., Impreso, Inc. and TST Merger Corp. (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4, No. 333-92381)

2.2(a)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Durango Georgia Converting LLC dated as of April 5, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001)

2.2(b)	Asset Purchase Agreement by and between TST/Impreso, Inc. and Bank of America, N.A. and consented to by United Computer Supplies, Inc., United Computer Supplies-East, Inc. and John R. Zimmerman dated as of March 19, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

2.2(c)	Real Estate Purchase and Sale Agreement by and between United Computer Supplies, Inc. and TST/Impreso, Inc. dated as of March 15, 2002 (incorporated by reference to Exhibit 2.21 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2002)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 333-92381)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, No. 333-92381)

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10.1	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10.2	Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, No. 33-93814)

10.3+	IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997 and Amendment No. 1 thereto, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q/A, dated July 15, 1997) [Confidential treatment has been granted for certain portions of this Exhibit]

Exhibit No.	Description of Exhibits
10.4	Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, dated March 5, 1999, between TST/Impreso, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of the Company’s amended Quarterly Report on Form 10-Q/A, dated June 17, 1999) [Confidential treatment has been granted for certain portions of this Exhibit]

10.5	Crayola License Agreement made as of February 6, 2002, with an effective date of March 1, 2002, by and between Binney & Smith Properties, Inc. and TST/Impreso, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s amended Quarterly Report on Form 10-Q/A dated May 1, 2002) [Confidential treatment has been granted for certain portions of this Exhibit]

10.6	Employment Agreement dated January 27, 2004, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q, dated February 29, 2004).

10.7	Equipment Lease Agreement, dated October 26, 2004 between Alexa Springs, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 26, 2004).

10.8	Real Estate Lease Agreement between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

10.9	Water Supply Agreement between Alexa Springs, Inc. and Alexa Springs Water Company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 1, 2004).

10.10	Amended and Restated Loan and Security Agreement, and First, Second, and Third Amendments by and between Congress Financial Corporation (Southwest) and TST/Impreso, Inc. and TST/Impreso of California, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2004.)

10.11	Fourth Amendment by and between Congress Financial Corporation (Southwest) and TST/Impreso, Inc. and TST/Impreso of California, Inc. to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated December 14, 2004.)

10.12	Amendment to Equipment Lease Agreement dated October 26, 2004 between Alexa Springs, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated December 21, 2004.

10.13	Real Estate Lease Agreement dated August 15, 2003, between Chambersburg Business Park, LLP and TST/Impreso, Inc.

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, dated August 31, 2004)

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Value, Inc. Fairness Opinion (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 1, 2004)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Blackman Kallick Bartelstein, LLP

Consolidated Balance Sheets as of August 31, 2005 and 2004	F-3, F-4

Consolidated Statements of Operations for the Years Ended August 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended August 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the Years Ended August 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of Impreso, Inc.:
We have audited the accompanying consolidated balance sheets of Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control or financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impreso, Inc. and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Blackman Kallick Bartelstein, LLP
Chicago, Illinois
November 17, 2005

IMPRESO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	August 31,	August 31,
	2005	2004
Current assets:
Cash and cash equivalents	$-0-	$173,313
Trade accounts receivable, net of allowance for doubtful accounts of $1,414,042 as of August 31, 2005 and $1,130,315 as of August 31, 2004	8,996,319	12,666,433
Income tax receivable	1,255,294	—
Inventories, net of allowances	16,753,921	22,643,558
Prepaid expenses and other	217,183	330,039
Assets held for sale	1,278,872	—
Deferred income tax assets	828,092	736,810

Total current assets	29,329,681	36,550,153

Property, plant and equipment, at cost	27,174,188	29,417,303
Less-Accumulated depreciation	(14,784,634)	(14,295,714)

Net property, plant and equipment	12,389,554	15,121,589

Noncurrent assets
Other assets	74,183	81,778

Total assets	$41,793,418	$51,753,520

The accompanying notes are an integral part of the consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31,	August 31,
	2005	2004
Current liabilities:
Accounts payable	$8,182,928	$12,711,758
Accrued liabilities	796,834	987,921
Accrued commissions	954,231	1,863,698
Current maturities of long-term debt	1,718,028	1,407,070
Line of credit	6,306,354	6,851,479
Current maturities of prepetition debt	8,684	8,384

Total current liabilities	17,967,059	23,830,310

Deferred income tax liability	295,016	680,012
Deferred gain	611,826	796,796
Long-term debt, net of current maturities	7,562,876	8,171,228
Long-term portion of prepetition debt, net of current maturities	211,485	220,689

Total liabilities	26,648,262	33,699,035

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	8,777,464	11,686,793

Total stockholders’ equity	15,145,156	18,054,485

Total liabilities and stockholders’ equity	$41,793,418	$51,753,520

The accompanying notes are an integral part of the consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2005	2004	2003
Net sales	$77,727,971	$103,989,229	$117,222,957
Cost of sales	73,551,166	90,283,782	103,432,569

Gross profit	4,176,805	13,705,447	13,790,388

Gain on sale of assets	(554,374)	—	—
Embezzlement recovery	(290,840)	—	—
Selling, general and administrative expense	9,055,980	10,879,310	11,297,995

Operating (loss) income	(4,033,961)	2,826,137	2,492,393

Other expenses (income) :
Interest expense	1,240,794	1,083,289	1,787,950
Extinguishment of debt	(489,645)	—	—
Other expense (income), net	(279,156)	54,682	(313,489)

Total other expense	471,993	1,137,971	1,474,461

(Loss) income before income tax expense	(4,505,954)	1,688,166	1,017,932

Income tax (benefit) expense:
Current	(1,120,348)	1,177,802	388,319
Deferred	(476,278)	(503,231)	11,782

Total income tax (benefit) expense	(1,596,626)	674,571	400,101

Net (loss) income	($2,909,328)	$1,013,595	$617,831

Net (loss) income per common share (basic and diluted)	$(0.55)	$0.19	$0.12

Weighted average shares outstanding (basic)	5,292,780	5,292,780	5,292,780

Weighted average shares outstanding (diluted)	5,286,389	5,301,493	5,291,322

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	$.01 Par Value		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, August 31, 2002	5,292,780	$52,928	$6,347,209	$10,055,367	$(38,892)	$16,416,612
Expired Warrants	—	—	6,447	—	—	6,447
Net Income	—	—	—	617,831	—	617,831

Balance, August 31, 2003	5,292,780	52,928	6,353,656	10,673,198	(38,892)	17,040,890
Net Income	—	—	—	1,013,595	—	1,013,595

Balance, August 31, 2004	5,292,780	52,928	6,353,656	11,686,793	(38,892)	18,054,485
Net Loss	—	—	—	(2,909,329)	—	(2,909,329)

Balance, August 31, 2005	5,292,780	$52,928	$6,353,656	$8,777,464	$(38,892)	$15,145,156

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	August 31,	August 31,	August 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net (loss) income	$(2,909,329)	$1,013,595	$617,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	1,476,536	1,419,715	1,438,791
Bad debt expense	726,488	753,774	684,459
Increase (decrease) in Provision for Losses of Inventory	153,877	—	—
Gain on sale of property, plant and equipment	(367,609)	—	—
Change in deferred gain on sale of property	(184,970)	796,796	—
Deferred income tax (benefit) expense	(476,278)	(503,231)	11,782
Decrease (increase) in trade accounts receivable	2,943,626	(1,275,472)	3,034,355
Increase in income tax receivable	(1,255,294)	—	—
Decrease in inventories	5,735,760	5,818,533	5,648,924
Decrease (increase) in prepaid expenses and other	112,856	(186,421)	116,046
Decrease in noncurrent assets	7,595	—	—
(Decrease) increase in accounts payable	(4,528,830)	1,609,085	(5,199,128)
(Decrease) increase in accrued liabilities	(1,100,554)	958,933	(1,803,705)

Net cash provided by operating activities	333,874	10,405,307	4,549,355

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(937,042)	(3,760,684)	(335,765)
Proceeds from sale of property, plant and equipment	586,205	2,053,405	2,048

Net Cash used in investing activities	(350,837)	(1,707,279)	(333,717)

Cash Flows From Financing Activities:
Net payments on line of credit	(545,125)	(7,503,966)	(3,506,379)
Payments on prepetition debt	(8,904)	(8,161)	(7,866)
Payments on postpetition debt	(1,603,248)	(1,107,717)	(809,073)
Proceeds from issuance of debt	2,000,927	—	—

Net cash used in financing activities	(156,350)	(8,619,844)	(4,323,318)

Net (decrease) increase in cash and cash equivalents	(173,313)	78,184	(107,680)

Cash and cash equivalents, beginning of period	173,313	95,129	202,809

Cash and cash equivalents, end of period	$—	$173,313	$95,129

The accompanying notes are an integral part of these consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND NATURE OF BUSINESS:
Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal, and Alexa Springs, Inc. a natural spring water bottler. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business. For the years ended August 31, 2005, 2004 and 2003, net sales of Hotsheet.com, Inc. amounted to $172,276, $138,239, and $158,755, respectively. For the year ended August 31, 2005, net sales of Alexa Springs, Inc. (“Alexa”) amounted to $202,000. Alexa did not have sales for the years ended August 31, 2004 and 2003.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The consolidated financial statements include Impreso, Inc. and the accounts of its subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated in consolidation.
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
TST sells its paper and film products to dealers and resellers for commercial and home use. TST reviews all existing customers’ financial condition periodically and monitors average days outstanding in trade accounts receivable. Receivables are generally due 30 days from the date of sale.
One TST customer accounted for approximately 24%, 30% and 22% of gross sales, and 28%, 34% and 26% of accounts receivable for the years ended August 31, 2005, 2004 and 2003, respectively. Beginning in August 2004, this major customer substantially decreased purchasing certain products. The reduction of future sales to this customer is expected to approximate $20 million annually. Management believes that this reduction in sales has materially adversely affected our financial position, results of operations and cash flows in Fiscal 2005.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable (doubtful accounts) Reserves

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Valuation allowances for slow moving, obsolete products, or bad (damaged) products are based on historical experience, acquisition activities and analysis of inventory on hand. The Company evaluates and, if necessary, adjusts these allowances quarterly.
Property, Plant and Equipment
Property, plant and equipment are stated at acquisition or construction cost. Expenditures for maintenance, repairs and improvements that do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation is computed on the straight-line basis using the estimated useful lives of the respective assets: five years for furniture and fixtures, seven years for equipment and thirty years for buildings.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
Revenue Recognition
TST records sales of hardcopy imaging and bottled water products when products are shipped to customers. Our revenue recognition policy complies with the required four revenue recognition criteria: our customers’ purchase orders or on line authorizations and our order acknowledgments include the terms of the sale and are binding on the customer, persuasive evidence that a transaction exits; delivery has occurred, as risk of loss of the product has passed to the customer; The purchase orders, on line authorizations and order acknowledgments make our price to our customer fixed or determinable; finally, we assess the likelihood of collecting credit accounts prior to revenue recognition and are reasonably assured the sales are collectible due to our credit policies and collection methods. The Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Consistent monitoring of the accounts receivable allows us to determine if an account’s collection is becoming compromised. We reinvestigate delinquent customers to see if there may be a slow pay trend or economic condition affecting this customer. Subsequent to this inquiry, we evaluate our doubtful account allowance and, if the information reflects additional exposure, we increase our allowance accordingly.
Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendor’s website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt, which at this time does not differ significantly from accrual basis.
Rebates, Advertising Allowances and Independent Sales Commissions
The Company accrues for rebates and advertising allowances paid to certain customers and commissions paid to independent sales representatives, based on specific contractual agreements. These accruals are calculated based upon the volume of purchases by customers and sales by independent sales representatives, which are adjusted monthly to reflect increases and decreases. Advertising allowances provided to our customers must be used for advertising of our products and services and may not be used for any other purposes.
The 2003 consolidated financial statements reflect the reclassification of customer rebates to sales from cost of sales in the amount of $3,237,913. The 2003 consolidated financial statements reflect the reclassification of sales commissions and advertising discounts to selling, general and administrative expenses from cost of sales in the amount of $1,085,068.
Advertising
Advertising costs are expensed as incurred. Advertising costs were approximately $1.1 million, $2.2 million, and $1.8 million for the years ended August 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.
Other (Income) Expense, Net
Other (income) expense, net, consists primarily of billboard lease income at the Itasca, Illinois facility, minority interest expense, and settlement of legal contingencies.
Cash Flow Information
Cash paid for interest during fiscal years 2005, 2004 and 2003 was $1.2 million, $1.1 million and $1.8 million, respectively.
Cash paid for income taxes during fiscal years 2005, 2004 and 2003 was $56,000, $1,010,639 and $801,377, respectively.
Stock Based Compensation
In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured as of the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied.
The Company accounts for the Incentive Stock Option Plan under the recognition and measurement

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

August 31	2005	2004	2003
Net Earnings

As reported	$(2,909,329)	$1,013,595	$617,831

Pro forma	(2,911,329)	1,009,095	575,831

Stock-Based Employee
Compensation Expense, Net of Tax

As reported	—	—	—

Pro forma	2,000	4,500	42,000

Net Earnings per Common and Common Equivalent Share:
Basic — As reported	(0.55)	0.19	0.12
Diluted — As reported	(0.55)	0.19	0.12

Basic — Pro forma	(0.55)	0.19	0.11
Diluted — Pro forma	$(0.55)	$0.19	$0.11
In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2005, 2004 and 2003, respectively: expected volatility of 58%, 70.5% and 80%; risk-free interest rate of 3.73%, 3.10% and 5.23%; expected lives of five years; and no expected dividends.
Net Income Per Share
Basic net income per share is based on the weighted-average number of common shares outstanding. Common share equivalents have not been included in the computation of diluted net income per share to the extent that they are anti-dilutive. Excluded from the computation of diluted net income per share are options to purchase 331,695, 324,700 and 377,200 shares of common stock as of August 31, 2005, 2004 and 2003, respectively. These options were excluded because the option exercise price was greater than the average market price of the common stock. Dilutive common share equivalents did not have a material effect on the income per share calculation.
Disclosures about Fair Value of Financial Instruments
In accordance with SFAS No.107, “Disclosures About Fair Value of Financial Instruments,” the following

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value based method and to recognize the expense over the service period. SFAS 123R allows for several alternative transition methods. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005. Accordingly the Company will implement this new standard in the first quarter of its fiscal year 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29 (“FAS 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB 29”) , is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. However, the guidance in APB 29 included certain exceptions to that principle. FAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 did not have a material impact on the Company’s consolidated financial statements.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R). The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
3. INVENTORIES:
Inventories consisted of the following:

	August 31,
	2005	2004
Finished goods	$9,408,114	$11,920,405
Raw materials	6,327,885	9,866,736
Supplies	1,385,293	1,047,748
Work-in-process	95,233	117,396
Allowance for slow moving, obsolete, and damaged inventory	(462,604)	(308,727)

Total	$16,753,921	$22,643,558

4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are comprised of the following:

	August 31	August 31
	2005	2004
Buildings and equipment	$22,860,479	$27,100,375
Equipment under capital lease	1,938,291	—
Furniture, fixtures and other	2,375,418	2,316,928

	27,174,188	29,417,303
Less-Accumulated depreciation	(14,784,634)	(14,295,714)

Net property, plant and equipment	$12,389,554	$15,121,589

Accumulated depreciation on equipment under capital lease was $245,198 as of August 31, 2005.
5. ACCOUNTING FOR LONG-LIVED ASSETS:
In the year ended August 31, 2005, the Company ceased depreciating its Kearneysville, West Virginia and

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Greencastle, Pennsylvania buildings and building improvements and reclassified the net book value of the land, building and building improvements in the amount of $2.1 million to assets held for sale. On August 31, 2005, the Company sold the Greencastle, Pennsylvania facility which reduced the amount of assets held for sale to $1.3 million. A contract on the West Virginia buildings was terminated prior to close in accordance with its provisions. The West Virginia buildings remain on the market to be sold.
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
6. EXTINGUISHMENT OF DEBT:
TST was a defendant in a suit filed in Fiscal 2003 for the collection of sums due under two promissory notes. The liability of $577,145 was included on the Company’s balance sheet. TST asserted various defenses and the parties settled. TST has completed all payments associated with the settlement and recorded a gain on extinguishment of debt in the amount of $489,645. See Footnote 7.
7. LONG-TERM DEBT AND LINE OF CREDIT:
The following is a summary of long-term debt and line of credit:

	August 31,	August 31,
	2005	2004
Line of Credit with a commercial financial corporation under revolving credit line, Maturing November 2007, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus 0.25% (6.5% and 4.25%, as of August 31, 2005 and August 31, 2004, respectively).	$6,306,354	$6,851,479

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 8.50%), maturing November 2008.	184,645	222,039

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	511,580	599,536

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	149,972	175,978

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25% to 13.8%, maturing at various dates from September 2004 through July 2008.	96,428	140,069

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $21,407 (including interest at 8%), maturing March 2011.	$1,182,378	$1,944,381

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	August 31,	August 31,
	2005	2004
Acquisition note payable, unsecured, payable in quarterly installments of $15,000 (including interest at 8%), maturing April 2006. (See Footnote 6)	$—	$225,000

Acquisition note payable, secured by equipment, payable in monthly installments of $16,024, no interest, matured May 2003. (See Footnote 6)	—	352,145

Note payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $22,827 (including a fixed schedule for interest, 6% as of August 31, 2004), maturing April 2007. On September 22, 2004, this note was combined with the construction note, in which the personal guarantee was relinquished by the lender. The combined Note is payable in monthly installments of $40,454.51, including interest at prime plus 1.125% with a cap of 7.5% (7.375% as of August 31, 2005) maturing September 2009.
	4,318,812	3,085,043

Construction note payable to a commercial financial corporation, secured by real property, payable in monthly installments of interest only, at 6%, consolidated into new loan executed September 22, 2004, combined with balance of existing mortgage on the real property. Interest on the new combined loan will be prime plus 1.125%, capped at 7.5%, maturing 5 years from date of execution.	—	1,375,059

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30-day LIBOR plus 350 basis points, (6.77% and 4.5%, respectively as of August 31, 2005 and August 31, 2004), maturing February 2009.	767,857	982,143

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, no interest, maturing February 2007.	296,463	476,905

Capital lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $28,320, including interest at 8.51%, maturing October 2011.	1,772,769	—

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	220,169	229,073

Total	15,807,427	16,658,850

Less Current Maturities	(8,033,066)	(8,266,933)

Long-Term Debt	$7,774,361	$8,391,917

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.
In June 2005, the Company amended its line of credit to extend the termination date from November 2005 to November 2007. The amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.5 million as of August 31, 2005.
The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. For the period ended August 31, 2005, the Company was not in compliance with this covenant and received a waiver from the lender.
One of the notes payable contains restrictive covenants on current and debt to worth ratios, and the payment of cash dividends. As of August 31, 2005, the Company was in compliance with these covenants. Future maturities of long-term debt, other than capital leases, which includes borrowings under the line of credit, at August 31, 2005, are as follows:

2006	$7,145,015
2007	766,484
2008	835,447
2009	668,918
2010	3,858,101
Thereafter	760,693

$14,034,658

The following is a schedule by year of future minimum lease payments under a capital lease together with the present value of the net minimum lease payments as of August 31, 2005:

2006	$985,740
2007	214,920
2008	214,920
2009	214,920
2010	214,920
Thereafter	250,742

Total Minimum Lease Payments	$2,096,162
Less amount representing interest	(323,393)

Present Value of Net Minimum Lease Payments	$1,772,769

8. REAL ESTATE AND EQUIPMENT LEASE AGREEMENTS:
TST is obligated under real estate and equipment operating leases, which expire at various dates through 2017. Rental expenses under these leases were $1.2 million, $1 million, and $0.5 million for the years ended August 31, 2005, 2004 and 2003, respectively. Related party rental expense under long term real estate lease for the years ended August 31, 2005, 2004 and 2003 were $44,190, $0 and $0, respectively. These expenses do not include the in-out public warehouse charges, which are assessed on each box or pallet as it is brought into and out of the warehouse. Future annual minimum lease payments as of August 31, 2005, are as follows:

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year	All Lease Payments Payments	Related Party Lease Payments
2006	$1,286,914	$58,920
2007	1,282,498	58,920
2008	1,273,618	58,920
2009	1,163,342	58,920
2010	1,028,192	58,920
Thereafter	5,750,544	$250,410

	$11,785,108	$545,010

In April 2004, the Company sold its two adjacent buildings in Fontana, California to an unrelated party as part of a sales-leaseback transaction. The transaction has been accounted for as a sale, although the gain associated with the sale has been deferred in accordance with sales-leaseback accounting and is being amortized over 60 months, which represents the life of each of the lease agreements. Both leases have annual rent escalations based upon a formula utilizing the Consumer Price Index and are capped each year at 1.75%, which gives the Company an option to renew under substantially the same terms and conditions for a period of 2, 3 or 5 years. The rent associated with the California buildings is recognized as it is incurred, rather than on a straight line basis, due to the immaterial impact on our consolidated financial statements.
Another of the Company’s material lease agreements is for the Chambersburg, Pennsylvania plant. The essential provisions of this real estate lease are a term of thirteen years, beginning in March 2004, with an option to renew for an additional seven; and rent escalations at the beginning of years 6, 11, 14 and 16, in defined amounts. This lease has been accounted for on a straight-line basis.
On December 1, 2004, the Company executed a real estate lease with Alexa Springs Water Company, for the facility located in Mt. Ida, Arkansas. The ten year lease runs concurrently with a water supply agreement on the land and buildings, which house the springs. Both of these agreements have an automatic renewal of second ten year terms if not terminated in accordance with the agreements. The other essential provision of this real estate lease is a landlord option to increase the rent three times in each ten year term, with each escalation not to exceed 10%. See Footnotes 12 and 17.
9. COMMITMENTS AND CONTINGENCIES:
Legal-
On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded to TST’s demand by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. Jurisdictional issues required that the suit be re-filed in Texas State Court. The Trial is set for May 2006.
On November 5, 2003, the Company discovered that the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. The investigation revealed a loss of approximately $627,000 over a period starting in September 2000 until October 2003. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under operating loss, embezzlement recovery, for the year ended August 31, 2005. In August 2005, we filed suit in Dallas County to pursue our claims against potentially liable parties for losses incurred. The parties are currently conducting discovery.
In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against a former outside sales representative, alleging breach of fiduciary duty, tortious interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agent. The defendant filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. Trial is set for April 2006.
On July 9, 2004, TST received a preference claim demand from the Trustee of the estate of a former customer in the amount of $1.2 million. On June 2, 2005, TST was served with the preference lawsuit. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any resulting liability should be lowered to a materially reduced amount.
The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, were under examination by the Internal Revenue Service (“IRS”). The IRS had proposed adjustments to the fiscal years under examination. The matter was sent to the Appeals Division of the IRS, who has indicated they will concede all issues and no adjustments will be made to those fiscal years under examination. Subsequent to the end of Fiscal 2005, the Company received notice that the Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004 is going to be examined by the IRS.
In June 2005, TST was served with a preference lawsuit from the Trustee of the estate of a former customer in the amount of approximately $194,000. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any resulting liability should be lowered to a materially reduced amount.
In June 2005, a shareholder filed an action in the Court of Chancery of the state of Delaware seeking the books and records of the Company. We responded to the suit, executed an appropriate confidentiality agreement, and allowed the shareholder access to the requested documentation.
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
In February 2002, TST entered into a trademark licensing agreement with Binney & Smith Properties, Inc., the owner of the Crayola trademark. The original agreement expired on February 28, 2004, and was amended to extend through December 31, 2004 and expired on that date.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES:
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes. Significant components of deferred income taxes as of August 31, 2005 and 2004, were as follows:

	2005	2004
Deferred income tax assets — Current:
Allowance for doubtful accounts receivable	$565,617	$452,126
Allowance for obsolete inventory	185,042	123,491
Accrued vacation	77,434	140,000
Deferred income tax assets-noncurrent:
Deferred gain on sale of building	244,731	318,718
NOL-carry forward	920,539	—
Deferred rent	28,815	—
Other	36,152	21,193
Deferred income tax liability-long term:
Tax over book depreciation and amortization	(1,525,254)	(998,730)

Net deferred income tax assets	$533,076	$56,798

The Company’s NOL carry-forward will begin to expire in the year 2025. The Company’s effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 2005, 2004 and 2003, as follows:

	2005	2004	2003
Federal income tax (benefit) expense at statutory rate (34%)	$(1,824,697)	$573,976	$346,097
State taxes, net of federal income tax benefit	66,781	102,295	72,600
Tax effect of nondeductible items	25,027	14,907	19,260
Other	136,263	(16,607)	(37,856)

Income tax (benefit) expense	$(1,596,626)	$674,571	$400,101

11. SEGMENT ANALYSIS:
SFAS No. 131,” Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Our operations are segregated into operating segments according to product category. Under this standard, as of August 31, 2005, we had two reportable operating segments: hardcopy imaging products and natural spring bottled water products. We evaluate the performance of each segment using pre-tax income or loss from continuing operations. The table below presents information as to our net sales, operating earnings and total assets for all reportable segments.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended August 31, 2005		Year Ended August 31, 2004
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	$77,525,787	99.74%	$103,989,229	100.00%
Bottled water	$202,184	0.26%	$0	0.00%

Total	$77,727,971	100.00%	$103,989,229	100.00%

PRE TAX PROFIT FROM CONTIUNING OPERATIONS
Hardcopy imaging products	$(3,839,898)	-85.22%	$1,688,166	100.00%
Bottled water	$(666,056)	-14.78%	$0	0.00%

Total	$(4,505,954)	-100.00%	$1,688,166	100.00%

	As Of August 31, 2005		As Of August 31, 2004
TOTAL ASSETS BY INDUSTRY SEGMENT
Hardcopy imaging products	$39,043,670	93.42%	$49,642,564	95.92%
Bottled water	$2,749,748	6.58%	$2,110,956	4.08%

Total	$41,793,418	100.00%	$51,753,520	100.00%
12. RELATED PARTIES:
The Sorokwasz Irrevocable Trust, whose trustee is Marshall Sorokwasz, the President of the Company, and the Senior Vice President of the Company own 44.2% and 14.9% of the outstanding shares of common stock as of August 31, 2005 and 2004.
A company controlled by the spouse of the Company’s President serves as both a customer of and vendor to the Company. Sales to this related company were $484,003, $751,216 and $802,784 for the years ended August 31, 2005, 2004, and 2003, respectively. Purchases from the related company totaled $214,767, $315,808 and $265,749 for the years ended August 31, 2005, 2004 and 2003, respectively. In the opinion of management, these transactions were consummated on terms equivalent to those that would prevail in arms-length transactions. Accounts receivable balances as of year end related to this company were $28,233, $64,071 and $76,914 for 2005, 2004 and 2003, respectively. For the years ended 2005, 2004 and 2003, the accounts payable balances to the related company were $4,218, $6,552 and $7,531, respectively.
Effective December 1, 2004, the Board authorized the President to execute a long term real estate lease and water supply agreement with a related party entity, Alexa Springs Water Company, a company owned by the President and Senior Vice President. See Footnotes 8 and 11 .
Under the ten year water supply contract we executed with Alexa Springs Water Company, we must purchase all of the production of the springs. We also executed a ten year lease that runs concurrently with the water supply agreement on the land and buildings, approximately 34,200 square feet, which house the springs. Both of these agreements have an automatic renewal of second ten year terms if not terminated in accordance with the agreements.
13. STOCK OPTIONS:
The Company sponsors a stock option plan (the “Plan”) for certain employees and directors of the Company. There are 400,000 shares of common stock reserved for grants of options under the Plan.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2015 at an exercise price of not less than the fair market value at the grant date. The options expire 10 years after the grant date.
In addition, the Company granted outside of the Plan options to purchase 196,000 shares of Common Stock to employees in the fiscal years ended August 31, 1999-2001. The option shares vested ratably over two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.
The following tables summarize information about stock options outstanding as of August 31, 2005.
Options Outstanding

		Weighted Average	Weighted Average
Range of	Number	Remaining Contractual	Exercise Price
Exercise Prices	Outstanding	Life (Years)	Per Share
$1.70-2.20	99,000	1.5	$1.74
$2.70-3.63	80,500	0.9	$3.00
$5.38-6.75	228,700	0.2	$5.96
$8.38-10.38	9,500	1.7	$9.88
$12.75-12.75	3,000	1.7	$12.75

Total	420,700		$4.56

Options Exercisable

		Weighted Average
Range of	Number	Exercisable Price
Exercise Prices	Exercisable	Per Share
$1.70-2.20	96,000	$1.74
$2.70-3.63	79,500	$3.00
$5.38-6.75	228,700	$5.96
$8.38-10.38	9,500	$9.88
$12.75-12.75	3,000	$12.75

Total	416,700	$4.56

The fair value of options granted during the years ended August 31, 2005, 2004 and 2003, calculated using the Black-Scholes option-pricing model, was approximately $2,500 ($0.84 per share); $4,000 ($1.39 per share) and $10,500 ($1.42 per share), respectively. Exercisable options total 416,700, 416,200 and 457,700 shares as of August 31, 2005, 2004 and 2003, respectively. These options are exercisable at a weighted-average exercise price of $4.56, $4.59 and $4.52, as of August 31, 2005, 2004 and 2003, respectively.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes stock option activity:

			Weighted
		Available	Average
	Granted	for Grant	Price
August 31, 2002	467,400	78,550	$4.54
Granted	8,000	(8,000)	$2.169
Canceled	—	—	—
Expirations	(8,200)	8,200	$6.00

August 31, 2003	467,200	78,750	$4.48
Granted	3,000	(3,000)	$2.70
Canceled	(1,500)	1,500	$2.533
Expirations	(49,500)	49,500	$3.84

August 31, 2004	419,200	126,750	$4.55
Retirement	—	(31,500)	—
Granted	3,000	(3,000)	$1.71
Canceled	—	—	—
Expirations	(1,500)	1,500	$2.11

August 31, 2005	420,700	93,750	$4.56

14. EMPLOYEE 401(k) PLAN:
TST has an employee 401(k) plan (the “Plan”) administered by a national brokerage firm. Administrative fees associated with the Plan are funded by the Plan. TST’s contribution is discretionary. In Fiscal 2005, TST did not match participating employees’ contributions to their Plan accounts. Contributions by TST were $2,951 and $35,176 for the years ended August 31, 2004 and 2003, respectively.
15. NON-CASH ACTIVITY:
During 2004, the Company financed real estate improvements by issuing debt in the amount of $1,395,411. During Fiscal 2005, the Company paid $695,073 of debt with the proceeds received from the sale of a building.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tabulation presents selected results of operations for the years ended August 31, 2005 and 2004:

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Quarters Ended
	November 30	February 29	May 31	August 31
2005
Net Sales	$19,976,634	$18,629,137	$19,829,734	$19,292,466
Gross Profit	979,858	556,146	1,096,596	1,544,205
Net Loss	(760,037)	(1,209,018)	(573,646)	(366,628)
Basic and Diluted Earnings per Share	$(0.14)	$(0.23)	$(0.11)	$(0.07)

2004
Net Sales	$26,959,403	$25,460,177	$25,475,574	$26,094,075
Gross Profit	3,679,902	3,326,886	3,516,017	3,182,642
Net Income (Loss)	482,216	262,240	348,051	(78,912)
Basic and Diluted Earnings per Share	$0.09	$0.05	$0.07	$(0.02)
In the quarter ended February 28, 2005, the Company wrote off $180,000 of trade receivables and received $216,000 as part of a settlement with a customer for cost, freight, and quantity variances for the period of January 1, 2000 through December 31, 2002.
17. SUBSEQUENT EVENTS:
Subsequent to the end of Fiscal 2005, the Company received notice that the Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004 is going to be examined by the IRS.
In October 2005, as part of the cost reduction/savings plan, the Company applied the proceeds of a Letter of Credit, collateral on the lease for the Alexa Springs, Inc. equipment, to reduce the outstanding balance on the lease thereby reducing the monthly payment by approximately $10,000 per month (See Footnote 8). In addition, starting on January 1, 2006, the Company leased a portion of its Chambersburg facility to a subtenant for a period of one year, at an annual rental rate of $206,000.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm Blackman Kallick Bartelstein, LLP	S -2
Schedule II- Valuation and Qualifying Accounts	S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL INFORMATION
To the Stockholders of Impreso, Inc.:
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Impreso, Inc. and subsidiaries as of August 31, 2005, which are included in this Form 10-K and have issued our report thereon dated November 17, 2005. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of Impreso, Inc. and subsidiaries as of August 31, 2005 and 2004, and for each of the three years in the period ended August 31, 2005. The 2005, 2004 and 2003 information listed in the index to consolidated financial statement schedules is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2005, 2004 and 2003 consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
Blackman Kallick Bartelstein, LLP
Chicago, Illinois
November 17, 2005

SCHEDULE II
IMPRESO, INC. AND SUBSIDIARIES (a)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

			Additions
	Balance at	Additions	Charged			Balance at
	Beginning	Charged	to other			End of
	of Period	to Income	Accounts	Deductions		Period
August 31, 2005:
Allowance for doubtful accounts	$1,130,315	$726,487	$—	$(442,760)	(b)	$1,414,042
Inventory Reserves	308,727	157,160	—	(3,283)		462,604

Total reserves and allowances	$1,439,042	$883,647	$—	($446,043)		$1,876,646

August 31, 2004:
Allowance for doubtful accounts	$630,916	$753,774	$—	$(254,375	) (b)	$1,130,315
Inventory Reserves	$388,118	—	—	$(79,391)		$308,727

Total reserves and allowances	$1,019,034	$753,774	$—	$(333,766)		$1,439,042

August 31, 2003:
Allowance for doubtful accounts	$515,010	$684,459	$—	$(568,553	) (b)	$630,916
Inventory Reserves	753,715	191,581	—	(557,178)		388,118

Total reserves and allowances	$1,268,725	$876,040	$—	$(1,125,731)		$1,019,034

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	Write-off of uncollectible receivables.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impreso, Inc.

By:	/s/ Marshall D. Sorokwasz
Marshall D. Sorokwasz, President
Dated: December 14, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Marshall D. Sorokwasz	Chairman of the Board,	December 14, 2005

Marshall D. Sorokwasz	President, Principal Executive Officer and Treasurer

/s/ Richard D. Bloom	Senior Vice President of Operations,	December 14, 2005

Richard D. Bloom	Director

/s/ Donald E. Jett	Secretary, Director	December 14, 2005

Donald E. Jett

/s/ Susan M. Atkins	Vice President of Finance,	December 14, 2005

Susan M. Atkins	Principal Financial Officer, Principal Accounting Officer

/s/ Jay W. Ungerman	Director	December 14, 2005

Jay W. Ungerman

/s/ Robert F. Torisio	Director	December 14, 2005

Robert F. Troisio

/s/ Ian Ratner	Director	December 14, 2005

Ian Ratner