Form 10-Q
period 2005-11-30
IMPRESO INC
filed 2006-01-17
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Shares outstanding at May 17, 2005

$0.01 Par Value	5,278,780

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
November 30, 2005

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	November 30,	August 31,
	2005	2005
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance for doubtful accounts of $1,519,306 as of November 30, 2005 and $1,414,042 as of August 31, 2005	8,596,740	8,996,319
Receivable, IRS	1,221,532	1,255,294
Inventories, net of reserves	15,658,473	16,753,921
Prepaid expenses and other	329,656	217,183
Assets held for sale	1,278,872	1,278,872
Deferred income tax assets	870,093	828,092

Total current assets	27,955,366	29,329,681

Property, plant and equipment, at cost	27,127,440	27,174,188
Less-Accumulated depreciation	(15,091,859)	(14,784,634)

Net property, plant and equipment	12,035,581	12,389,554

Noncurrent assets
Other assets	73,013	74,183

Total assets	$40,063,960	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	November 30,	August 31,
	2005	2005
Current liabilities:
Accounts payable	$7,602,367	$8,182,928
Checks issued in excess of deposits	392,339	—
Accrued liabilities	827,470	796,834
Accrued commissions	1,283,522	954,231
Current maturities of long-term debt	950,581	1,718,028
Line of credit	5,895,003	6,306,354
Current maturities of prepetition debt	8,759	8,684

Total current liabilities	16,960,041	17,967,059

Deferred income tax liability	158,427	295,016
Deferred gain	569,141	611,826
Long-term debt, net of current maturities	7,356,740	7,562,876
Long-term portion of prepetition debt, net of current maturities	209,241	211,485

Total liabilities	25,253,590	26,648,262

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;	—	—
0 shares issued and outstanding
Common stock, $.01 par value; 15,000,000 shares authorized;	52,928	52,928
5,292,780 issued and 5,278,780 outstanding
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	8,442,678	8,777,464

Total stockholders’ equity	14,810,370	15,145,156

Total liabilities and stockholders’ equity	$40,063,960	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	November 30,	November 30,
	2005	2004
Net sales	$17,840,693	$19,976,634
Cost of sales	16,237,339	18,996,776

Gross profit	1,603,354	979,858

Gain on sales of assets	(52,798)	(59,224)
Embezzlement recovery	(25)	(253,313)
Selling, General and administrative expenses	1,835,024	2,285,850

Operating loss	(178,847)	(993,455)

Other expenses (income):
Interest expense	305,372	238,930
Insurance recovery	—	(10,000)
Other expense (income), net	22,907	(69,220)

Total other expense (income)	328,279	159,710

Loss before income tax expense	(507,126)	(1,153,165)

Income tax (benefit) expense :
Current	(113,788)	6,250
Deferred	(58,551)	(399,378)

Total income tax benefit	(172,339)	(393,128)

Net loss	(334,787)	(760,037)

Net loss per share (basic and diluted)	$(0.06)	$(0.14)

Weighted average shares outstanding (basic)	5,278,780	5,278,780

Weighted average shares outstanding (diluted)	5,286,389	5,301,493

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	November 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(334,787)	$(760,037)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities-
Depreciation and amortization	366,509	330,535
Bad debt expense	105,264	85,517
Decrease in provision of losses of inventory	(262)	(83)
Gain on sale of property, plant and equipment	8,887	—
Change in deferred gain on sale of property	(42,685)	(56,914)
Deferred income tax benefit	(58,552)	(388,358)
Decrease in trade accounts receivable	294,315	2,700,898
Decrease in income tax receivable	33,762	—
Decrease (increase) in inventory	1,095,710	(5,920,700)
Increase in prepaid expenses and other	(112,473)	(75,810)
Decrease in noncurrent assets	1,170	—
(Decrease) increase in accounts payable	(188,222)	1,056,743
Increase in accrued liabilities	239,889	119,060

Net cash provided by (used in) operating activities	1,408,525	(2,909,149)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(21,422)	(328,817)

Net cash used in investing activities	(21,422)	(328,817)

Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(411,351)	3,808,967
Payments on prepetition debt	(2,169)	(2,079)
(Payments) borrowings on post-petition debt	(973,583)	30,437

Net cash (used in) provided by financing activities	(1,387,103)	3,837,325

Net Increase in cash and cash equivalents	—	599,359

Cash and cash equivalents, beginning of period	—	173,313

Cash and cash equivalents, end of period	$—	$772,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	ORGANIZATION AND NATURE OF BUSINESS
Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of two wholly owned subsidiaries TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Alexa Springs, Inc. a natural spring water bottler; and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business.
2.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of November 30, 2005, and its results of operations for the three months ended November 30, 2005 and November 30, 2004. The consolidated financial statements include Impreso, Inc. and the accounts of its subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated in consolidation. Results of the Company’s operations for the interim period ended November 30, 2005, may not be indicative of results for the full fiscal year. The following unaudited Interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these unaudited Interim Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto of the Company and its subsidiaries, included in the Company’s Form 10-K, (the “Form 10-K”), for the year ended August 31, 2005 (“Fiscal 2005”). Accounting policies used in the preparation of the unaudited Interim Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company’s Form 10-K.
3.	NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. This interpretation was effective at the end of the first reporting period that ended after March 15, 2004. The adoption of this statement in the quarter ended May 31, 2004, did not have a material impact on the Company’s consolidated financial statement.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value based method and to recognize the expense over the service period. The Company has adopted SFAS 123R for its fiscal year ended August 31, 2006. Adopting this standard does not result in a material impact on the consolidated financial position, results of operations or cash flows of the Company.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during our fiscal year ending August 31, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29 (“FAS 153”). SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB 29”) , is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. However, the guidance in APB 29 included certain exceptions to that principle. FAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 in the year ended August 31, 2005, did not have a material impact on the Company’s consolidated financial statements.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company has adopted SAB 107 in connection with its adoption of SFAS 123(R).
4.	RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
5.	INVENTORIES
     Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.

     Inventories consisted of the following:

	November 30, 2005	August 31, 2005
Finished goods	$9,794,023	$9,408,114
Raw materials	5,132,712	6,327,885
Supplies	1,078,987	1,385,293
Work-in-process	115,093	95,233
Allowance for obsolete inventory	(462,342)	(462,604)

Total	$15,658,473	$16,753,921

6. ACCOUNTING FOR LONG-LIVED ASSETS
In March 2004, the Company began a lease with an unrelated party for a 414,000 square foot warehouse and manufacturing facility in Chambersburg, Pennsylvania to consolidate east coast operations. In July 2004, the Company exited and no longer utilized company owned buildings located in Kearneysville, West Virginia.
In the three months ended November 30, 2004, the Company ceased depreciating the Kearneysville buildings and building improvements and has reclassified the net book value of the land, building and building improvements in the amount of $1.3 million to assets held for sale.
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
7. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:	November 30,	August 31,
	2005	2005

Line of Credit with a commercial financial corporation under revolving credit line, Maturing November 2007, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus 0.25% (7% and 6.50%, as of November 30, 2005 and August 31, 2005, respectively).	$5,895,003	$6,306,354

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 7.25%), maturing November 2008.	178,633	184,645

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	497,657	511,580

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	146,004	149,972

The following is a summary of long-term debt and line of credit:	November 30,	August 31,
	2005	2005

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25% to 13.8%, maturing at various dates from September 2004 through July 2008.	85,231	96,428

Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $13,761 (including interest at 8%), maturing March 2011. On August 31, 2005, a portion of the collateral was sold and the proceeds were applied to the loan to reduce the principal balance.	1,170,580	1,182,378

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $40,454.51, including interest at prime plus 1.125% with a cap of 7.5% (7.5% as of November 30, 2005 and August 31, 2005) maturing September 2009.	4,282,737	4,318,812

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30-day LIBOR plus 350 basis points, (7.14% and 6.7%, respectively as of November 30, 2005 and August 31, 2005), maturing February 2009.	714,286	767,857

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, no interest, maturing February 2007.	249,927	296,463

Capital lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,910, including interest at 8.5%, maturing October 2011. In October 2005, a portion of the collateral, a letter of credit, was applied to the lease to reduce the principal balance.	982,266	1,772,769

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	218,000	220,169

Total	14,420,324	15,807,427

Less Current Maturities	(6,854,343)	(8,033,066)

Long-Term Debt	$7,565,981	$7,774,361

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.
In June 2005, TST amended its revolving line of credit to extend the maturity date to November 2007. TST’s amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.7 million as of November 30, 2005.

The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of November 30, 2005, the Company was in compliance with all covenants.
8. SUPPLEMENTAL CASH FLOW INFORMATION

Three Months ended	November 30, 2005	November 30, 2004

Cash paid during the period for:

Interest	305,372	238,930

Income taxes	2,866	93,801
During the three months ended November 30, 2004, the Company reclassified $2,141,289 of property, plant and equipment to assets held for sale. In the fourth quarter of Fiscal 2005, some of the property was sold reducing assets held for sale to $1.3 million. The proceeds from the sale were applied to reduce the line of credit. $1.7 million relating to the financing of water bottling equipment was received in the three month period ended November 30, 2004, and was applied to reduce the line of credit.
9. STOCK OPTIONS
Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options vest ratably at various dates through 2015 at an exercise price of not less than the fair market value at the grant date. The options expire 10 years after the grant date.
In addition, the company granted outside the plan options to purchase 196,000 shares of common stock to employees in the fiscal years ended August 31, 1999-2001. The option shares vest ratably over the two years at various dates through 2003 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.
The following summarizes information about stock options outstanding and exercisable as of November 30, 2005.
Options Outstanding

				Weighted Average
	#	Aggregate Intrinsic	Weighted Average	Remaining
	Options	Value	Exercise Price	Contractual Life
Options Outstanding	144,000	350,931	3.16	1.6
Options Exercisable	140,000	346,970	3.20	3.95

Effective September 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principals of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.
Under APB 25, no compensation expense was recorded in earnings for the Company’s stock based options and awards granted under the incentive stock option plan (“SOP”). The pro forma effects on net income and earnings per share for SOP awards were instead disclosed in a footnote to the financial statements. Under SFAS 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of September 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. No stock based awards have either been granted or exercised in Fiscal 2006.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R:

	November 30,	November 30,
Three Months Ended	2005	2004
Reported Net Loss	$(334,787)	$(760,037)

Total Stock-based employee compensation expense included in the determination of reported net income	415	—
Total Stock-based employee compensation expense determined under fair value based method for all awards	415)	(719)

Pro forma net loss for calculation of diluted earnings per share	$(334,787)	$(760,756)

Earnings per common share:
Basic — As reported	$(0.6)	$(0.14)

Basic — Pro forma	$(0.6)	$(0.14)

Diluted — As reported	$(0.6)	$(0.14)

Diluted — Pro forma	$(0.6)	$(0.14)

10. LEGAL MATTERS
On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial is set for July 2006.
On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under operating income, embezzlement recovery, for the three months ended November 30, 2004. In August 2005, we filed suit in Dallas County to pursue our claims against potentially liable parties for losses incurred. The parties are currently conducting discovery.
In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against a former outside representative, alleging breach of fiduciary duty, tortuous interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agent. The defendant filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. Trial is set for April 2006.
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
The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, were under examination by the Internal Revenue Service (“IRS”). The IRS had proposed adjustments to the fiscal years under examination. The matter was sent to the Appeals Division of the IRS, who has indicated they will concede all issues and no adjustments will be made to those fiscal years under examination. Subsequent to the end of Fiscal 2005, the Company received notice that the Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004 is going to be examined by the IRS. This examination began in December 2005.
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

11. SUBSEQUENT EVENTS
In January 2006, the Company leased a portion of its Chambersburg facility to a subtenant for a period of one year, at an annual rental rate of $206,000. The tenant has indicated an interest in expanding their lease space.
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

Management’s estimate of the allowance for inventory obsolescence is based upon a detailed analysis of slow-moving inventory. This analysis includes an item by item review of the slow moving inventory detail to specifically identify items for which a reserve should be established. In addition to the specific reserve, the company establishes an additional reserve, based on its judgment about the nature of the remaining items and market conditions in general. The company
Typically, returns are not material, therefore, generally, we record reductions in revenue when products are returned and they are not accrued for with sales reduced to reflect estimated returns. On occasion a customer may request authorization for an extraordinary return of product. Such request is analyzed and if material, accrued for with the estimated return applied as a reduction of sales.
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
For the three months ended November 30, 2004 and November 30, 2005, we recorded customer rebates in the amount of $1.4 million and $994,000, respectively. The customer rebates are recorded as a decrease to sales.
For the three months ended November 30, 2004 and November 30, 2005, we recorded advertising allowances in the amount of $331,000 and $240,000, respectively. The advertising allowances are recorded as an SG&A expense.
For the three months ended November 30, 2004 and November 30, 2005, we recorded independent sales commissions in the amount of $80,014 and $37,005, respectively. The independent sales commissions are recorded as an SG&A expense.
In the three months ended November 30, 2004, we re-classed independent sales commissions from cost of goods sold to selling, general, and administrative expenses in the amount of $80,014.

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
SEGMENT ANALYSIS
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Our operations are segregated into operating segments according to product category. Under this standard, as of November 30, 2005, we had two reportable operating segments: hardcopy imaging products and natural spring bottled water products. We evaluate the performance of each segment using pre-tax income or loss from continuing operations. The table below presents information as to our net sales, operating earnings and total assets for all reportable segments.

	Three Months Ended		Three Months Ended
	November 30, 2005		November 30, 2004
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	$17,557,481	98.4%	$19,976,634	100.00%
Bottled water	$283,212	1.6%	$0	0.00%

Total	$17,840,693	100.00%	$19,976,634	100.00%

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	$(365,812)	72.1%	$(1,153,165)	100.00%
Bottled water	$(141,314)	27.9%	$0	0.00%

Total	$(507,126)	(100.00)%	$(1,153,165)	100.00%

	As Of November 30, 2005		As Of August 31, 2005
TOTAL ASSETS BY INDUSTRY SEGMENT
Hardcopy imaging products	$37,405,489	93.4%	$39,043,670	93.4%
Bottled water	$2,658,471	6.6%	$2,749,748	6.6%

Total	$40,063,960	100.00%	$41,793,418	100.00%
Results of Operations for the Interim Periods Ended November 30, 2005 and November 30, 2004.
As a result of the decrease in volume of purchases by key customers in January 2005, representing sales of approximately 29%, or $30 million of Fiscal 2004 revenue, the Company began a plan to downsize its operations and reduce costs to return to profitability. In the second, third and fourth quarter of Fiscal 2005, we were successful in completing and implementing a majority of the plan’s key elements; however the plan’s impact to the profitability of operations was offset by historically unprecedented extraordinary increases in our freight costs. The increased freight costs are attributable to increases in fuel costs, but in addition, the freight industry ratio of available trucks to requested routes fell to a historical low. The trend, which began at the end of Fiscal 2004, continued through our first quarter of the year ending August 31, 2006. Revised freight policies were implemented to address this expense; however we believe that the freight cost increases may continue to have a material adverse effect on our financial position and results of operations in the year ending August 31, 2006 (“Fiscal 2006”).
Net Sales — Net sales decreased from $20 million in the three months ended November 30, 2004 to $18 million in the three months ended November 30, 2005 (“First Quarter 2006”), a decrease of $2.1 million or 10.7%. Net sales decreased in the three month period ended November 30, 2005, as compared to the corresponding period of the prior year, as a result of the decrease in volume of purchases by key customers.
Gross Profit — Gross profit increased from $980,000 in the three months ended November 30, 2004, to $1.6 million in the First Quarter 2006, an increase of 63.6%. Gross profit margin for First Quarter 2006 increased to 9% as compared to 4.9 % for the three month period ended November 30, 2004. The increase in gross profit and gross profit margin for the three month period ended November 30, 2005, resulted from the implementation of the cost reduction savings plan and a finished goods price increase in the third quarter Fiscal 2005, partially offset by higher fuel and freight costs.
Selling, General, and Administrative Expenses — SG&A expenses decreased from $2.3 million in the three months ended November 30, 2004 to $1.8 million in the First Quarter 2006. SG&A expenses as a percentage of net sales decreased from 11.4% in the three months ended November 30, 2004, to 10.3% in the First Quarter 2006. The decrease in SG&A as a dollar amount and as a percentage of sales for three month period ended November 30, 2005, is due to reduction in labor and benefit expenses.
Interest Expense — Interest expense increased from $239,000 in the three months ended November 30, 2004, to $305,000 or 27.8%, in First Quarter 2006. The increase in interest expense by $66,000 in the First Quarter 2006, as compared to the corresponding period of the prior year is due to the increased borrowings to fund the purchase of our water bottling equipment and increases in the prime interest rate.
Income Taxes — Income tax benefit decreased from a tax benefit of $393,000 in First Quarter 2005 to a tax benefit of $172,000 in the First Quarter 2006. The decrease in income tax benefit for First Quarter 2006, is due to a reduction of losses in the First Quarter of 2006, as compared to the corresponding period of the prior year.
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
Available borrowings under this line of credit, which accrued interest at prime plus .25% (7.0 % as of November 30, 2005), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 2005, there was a sufficient borrowing capacity remaining under the $15 million revolving line of credit. A portion of the net proceeds from the sale of our facility located in Kearneysville, West Virginia will be applied to reduce the outstanding borrowings on this line (See Footnote 6).
Borrowings under our line of credit decreased from $6.3 million at August 31, 2005, to $5.9 million at November 30, 2005, a decrease of $411,000, or 6.5%. The decreased borrowing primarily resulted from reduction of inventory and sale of the Pennsylvania building.
Working capital decreased to $11.1 million as of November 30, 2005, from $11.4 million at August 31, 2005. This represented a decrease of 2%. This decrease is primarily attributable to the $1.1 million decrease in inventory .
Net Cash Provided by/Used in Operating, Investing, and Financing Activities
Our operating activities provided $1.4 million of cash in the three month period ended November 30, 2005 and cash used was $2.9 million in the three month period ended November 30, 2004. Operating cash flows for the three month period ended November 30, 2005 were provided primarily by reductions in inventories.
Cash used in investing activities was $21,000 for the three month period ended November 30, 2005. Cash used in investing activities was $329,000 for the three month period ended November 30, 2004. Cash used in investing activities for the three month period ended November 30, 2005, were due to expenditures for property, plant and equipment associated with the spring water bottling facility.
Cash used in financing activities was $1.4 million for the three month period ended November 30, 2005. Cash provided by financing activities was $3.8 million for the three month period ended November 30, 2004. Cash used in financing activities for the three month period ended November 30, 2005, was primarily used to pay down the line of credit, and a letter of credit which was collateral on the water bottling equipment lease.

Capital Expenditures
During the three month period ended November 30, 2005, we incurred $21,000 in capital expenditures for equipment for our water bottling operations. During the three month period ended November 30, 2004, we spent $329,000 on capital expenditures. We plan to make total capital expenditures of approximately $400,000 during Fiscal 2006.
Future Liquidity
The cessation of sales of continuous business forms to key customers which decreased our receivables; start up operations at our spring water bottling facility; and escalating freight, fuel, and certain material costs which have not been fully passed through to our customers has adversely impacted our liquidity and capital resources in the first quarter of the year ending August 31, 2006. Although one empty building was sold in August 2005, one building remains empty and on the market to be sold. As of the date of filing this Form 10-Q, no contract is pending on this facility. Management is contemplating the sale of another owned facility, with a possible lease- back or move to another less expensive location. The water bottling facility is operating and we are selling water product. Absent unforeseen circumstances these known trends and uncertainties indicates that our performance may stabilize in our Fiscal 2006 year.
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
As of November 30, 2005, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.
SUPPLY AND INVENTORY: HARDCOPY IMAGING PRODUCTS
We believe that it is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers. As a result of the loss of continuous forms business from key customers, in January 2005, management implemented another phase of an inventory reduction program. Our inventories decreased from $16.8 million as of November 31, 2004, to $15.7 million as of November 30, 2005. Management is continuing to streamline ordering cycles and SKUs, but does not intend to further reduce inventory since meeting their current goals for inventory levels.

Pricing for certain components of our finished goods increased in First Quarter 2006. Not all of these increases were effectively passed through to our customers, and there can be no assurance that we will be able to increase finished goods pricing at the same pace as the increases in component materials. Our inability to pass along raw material and component increases could materially adversely effect our financial position and results of operation. We believe that paper stock raw material and component prices may in increase in Fiscal 2006.
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
SUPPLY AND INVENTORY: NATURAL SPRING BOTTLED WATER
In Fiscal 2005, we started building bottled water inventory at our one bottling and four hardcopy image manufacturing facilities. We do not store bottled water products at public warehouses. Hurricanes Katrina and Rita created a large demand for our water products and substantially depleted our initial inventory. Water inventory requires more frequent inventory turns than hardcopy imaging products, since the shelf life of water is shorter. The increase in our sales created by the hurricanes at the end of the high demand season for bottled water will allow us to build fresh water inventory for March 2006, which is the beginning of the next high demand season in the bottled water product cycle.
Bottling and distribution costs, including plastic, fuel, and freight charges increased in First Quarter 2006. Not all of these increases were effectively passed through to our customers, and there can be no assurance that we will be able to increase finished goods pricing at the same pace as these component categories increase. Our inability to increase finished goods pricing that includes all of the manufacturing increased costs could materially adversely effect our financial position and results of operation. We believe that bottling and distribution costs, including plastic, fuel, and freight charges may continue to increase in Fiscal 2006.
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
Historically, the primary product produced by the Company was continuous feed business forms. In Fiscal 2005, for the first time in our history of almost 30 years, the sales of continuous forms fell to below 50% of the gross revenue for all products. Management believes that the total market for business forms, which declined in 2005, will continue to decline in 2006. Our percentage of revenue derived from this product decreased from 53% in the year ended August 31, 2004 (“Fiscal 2004”) to 36.9% in Fiscal 2005. Management expects this product category’s contribution percentage to sales to stabilize in Fiscal 2006, partially due to the recognition of the loss of portions or all the business of key customers in Fiscal 2005 and management’s anticipation of retaining current customers, or regaining lost business in this product category. Recently, engineering/ wide format rolls and Point of Sales Rolls increased to become the largest segment of our business. This is a significant milestone of our transition into what management believes is the greatest growth product categories of hard copy imaging products. The Company is also emphasizing its marketing efforts on these more profitable portions of the business.
The loss of significant customers, mergers of customers, and loss of portions of business from certain customers has reduced sales in Fiscal 2005, but management believes sales revenue will stabilize in Fiscal 2006 at Fiscal 2005 levels.
The entrance into the bottled water business is significant as we begin the diversification of our product offerings outside of the hardcopy imaging products. The introduction of water into our paper business is an ideal companion sale as the distribution model for our water products is substantially similar to our paper products. Many of the customers who are currently purchasing business imaging supplies from us also buy bottled water. The weight and dimensions of a pallet of water and paper, and therefore the costs, are also similar. The introduction of water should expand our sales to our existing customers. The bottled water industry has experienced phenomenal growth in the past few years.
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
We had both fixed-rate and variable-rate debts as of November 30, 2005. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Our exposure to interest risks is not material. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.
The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at November 30, 2005, there was no material exposure to our financial position or results of operations.
Item 4. Controls and Procedures
The conclusions of the Company’s Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company’s disclosure controls and procedures and changes in internal controls as of November 30, 2005 are as follows:
a) They have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
b) There were no changes in the Company’s internal controls during the quarter ended November 30, 2005 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Dated: January 17, 2006

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