Form 10-Q
period 2006-02-28
IMPRESO INC
filed 2006-04-13
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _________ to _________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: Class of Common Stock, $0.01 Par Value, shares outstanding at April 11, 2006: 5,278,780.

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
February 28, 2006

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	February 28,	August 31,
	2006	2005
Current assets:
Trade accounts receivable, net of allowance for doubtful accounts of $1,291,540 as of February 28, 2006 and $1,414,042 as of August 31, 2005	$6,917,036	$8,996,319
Receivable, IRS	1,221,532	1,255,294
Inventories, net of reserves	15,417,127	16,753,921
Prepaid expenses and other	311,808	217,183
Assets held for sale	1,278,872	1,278,872
Deferred income tax assets	782,860	828,092

Total current assets	25,929,235	29,329,681

Property, plant and equipment, at cost	27,157,646	27,174,188
Less-Accumulated depreciation	(15,453,203)	(14,784,634)

Net property, plant and equipment	11,704,443	12,389,554

Noncurrent assets
Other assets	71,842	74,183
Deferred income tax assets	218,241	—

Total noncurrent assets	290,083	74,183

Total assets	$37,923,761	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	February 28,	August 31,
	2006	2005
Current liabilities:
Accounts payable	$7,507,094	$8,182,928
Accrued liabilities	722,360	796,834
Accrued commissions	710,820	954,231
Current maturities of long-term debt	1,308,134	1,718,028
Line of credit	5,972,418	6,306,354
Current maturities of prepetition debt	8,834	8,684

Total current liabilities	16,229,660	17,967,059

Deferred income tax liability	—	295,016
Deferred gain	526,456	611,826
Long-term debt, net of current maturities	6,766,552	7,562,876
Long-term portion of prepetition debt, net of current maturities	206,974	211,485

Total liabilities	23,729,642	26,648,262

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding		—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,292,780 issued and 5,278,780 outstanding	52,928	52,928
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	7,826,427	8,777,464

Total stockholders’ equity	14,194,119	15,145,156

Total liabilities and stockholders’ equity	$37,923,761	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Net sales	$16,118,727	$18,629,137	$33,959,420	$38,605,771
Cost of sales	14,876,462	18,072,991	31,113,801	37,069,767

Gross profit	1,242,265	556,146	2,845,619	1,536,004

Gain on sale of assets	(42,686)	(42,685)	(95,484)	(101,909)
Embezzlement Recovery	(50)	(37,527)	(75)	(290,840)
Selling, General and administrative expenses	1,911,634	2,092,286	3,746,658	4,378,136

Operating loss	(626,633)	(1,455,928)	(805,480)	(2,449,383)

Other expenses (income):
Interest expense	274,395	339,332	579,767	578,262
Other expense (income), net	(1,592)	(28,749)	21,315	(107,969)

Total other expense	272,803	310,583	601,082	470,293

Loss before income tax expense	(899,436)	(1,766,511)	(1,406,562)	(2,919,676)

Income tax (benefit) expense :
Current	6,250	(1,227,623)	12,500	(1,221,373)
Deferred	(289,436)	670,130	(468,025)	270,752

Total income tax benefit	(283,186)	(557,493)	(455,525)	(950,621)

Net loss	$(616,250)	$(1,209,018)	$(951,037)	$(1,969,055)

Net loss per share (basic and diluted)	$(0.12)	$(0.23)	$(0.18)	$(0.37)

Weighted average shares outstanding (basic and diluted)	5,278,780	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(951,037)	$(1,969,054)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities-
Depreciation and amortization	727,853	723,631
Decrease in Provision for Bad Debt Expense	181,954	207,867
Decrease in provision of losses of inventory	(6,865)	(987)
Loss (gain) on sale of property, plant and equipment	(10,114)	(30,767)
Change in deferred gain on sale of property	(85,370)	(71,142)
(Increase) decrease in deferred income tax (assets) liabilities	(468,025)	270,752
Decrease in trade accounts receivable	1,897,329	2,586,123
Decrease (increase) in income tax receivable	33,762	(1,233,373)
Decrease (increase) in inventory	1,343,659	(3,215,843)
(Increase) decrease in prepaid expenses and other	(94,625)	14,662
Decrease (increase) in noncurrent assets	2,341	(48,474)
Decrease in accounts payable	(675,833)	(1,497,907)
(Decrease) increase in accrued liabilities	(317,886)	267,746

Net cash provided by (used in) operating activities	1,577,143	(3,996,766)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(51,629)	(731,276)
Proceeds from sale of property, plant and equipment	19,000	41,000

Net cash used in investing activities	(32,629)	(690,276)

Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(333,936)	3,828,085
Principal payments on prepetition debt	(4,361)	(4,180)
Principal (payments) borrowings on post-petition debt	(1,206,217)	1,484,636

Net cash (used in) provided by financing activities	(1,544,514)	5,308,541

Net Increase in cash and cash equivalents	—	621,499

Cash and cash equivalents, beginning of period	—	173,313

Cash and cash equivalents, end of period	$—	$794,812

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
2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of February 28, 2006, and its results of operations for the three and six months ended February 28, 2006 and February 28, 2005. The consolidated financial statements include Impreso, Inc. and the accounts of its subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated in consolidation. Results of the Company’s operations for the interim period ended February 28, 2006, may not be indicative of results for the full fiscal year. The following unaudited Interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
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
5. INVENTORIES
Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.
Inventories consisted of the following:

	February 28, 2006	August 31, 2005
Finished goods	$9,472,308	$9,408,114
Raw materials	5,187,093	6,327,885
Supplies	1,101,475	1,385,293
Work-in-process	111,990	95,233
Allowance for obsolete inventory	(455,739)	(462,604)

Total	$15,417,127	$16,753,921

6. ACCOUNTING FOR LONG-LIVED ASSETS
In March 2004, the Company began a lease with an unrelated party for a 414,000 square foot warehouse and manufacturing facility in Chambersburg, Pennsylvania to consolidate east coast operations. In July 2004, the Company exited and no longer utilized company owned buildings located in Kearneysville, West Virginia.
In the first quarter ended November 30, 2005, the Company ceased depreciating the Kearneysville buildings and building improvements and reclassified the net book value of the land, building and building improvements in the amount of $1.3 million to assets held for sale. A contract for sale with a closing date of August 31, 2005, was terminated by the buyer in August 2005 after in-depth analysis revealed incompatibility with their required building configurations.
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
7. LONG-TERM DEBT AND LINE OF CREDIT:
The following is a summary of long-term debt and line of credit:

	February 28,	August 31,
	2006	2005
Line of Credit with a commercial financial corporation under revolving credit line, Maturing November 2007, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus 0.25% (7.75% and 6.50%, as of February 28, 2006 and August 31, 2005, respectively).	$5,972,418	$6,306,354

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 7.25%), maturing November 2008.	169,422	184,645

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	476,230	511,580

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	136,014	149,972

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 5.25% to 7.897%, maturing at various dates from May 2006 through July 2008.	73,476	96,428

	February 28,	August 31,
	2006	2005
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $13,761 (including interest at 8%), maturing March 2011. On August 31, 2005, a portion of the collateral was sold and the proceeds were applied to the loan to reduce the principal balance.	1,146,550	1,182,378

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $40,454.51, including interest at prime plus 1.125% with a cap of 7.5% (7.5% and 7.375%, respectively as of February 28, 2006 and August 31, 2005) maturing September 2009.	4,245,603	4,318,812

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30-day LIBOR plus 350 basis points, (7.51% and 6.7%, respectively as of February 28, 2006 and August 31, 2005), maturing February 2009.	642,857	767,857

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, no interest, maturing February 2007.	234,056	296,463

Capital lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,910, including interest at 8.5%, maturing October 2011. In October 2005, a portion of the collateral, a letter of credit, was applied to the lease to reduce the principal balance.	950,479	1,772,769

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	215,808	220,169

Total	$14,262,913	$15,807,427

Less Current Maturities	(7,289,387)	(8,033,066)

Long-Term Debt	$6,973,526	$7,774,361

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.
In June 2005, TST amended its revolving line of credit to extend the maturity date to November 2007. TST’s amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $2 million as of February 28, 2006.
The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. For the period ended February 28, 2006, the

Company would not have been in compliance with the debt to worth ratio covenant, but received a waiver from the lender.
8. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended		Six Months Ended
	February 28,		February 28,
Cash paid during the period for:	2006	2005	2006	2005
Interest	$274,395	$339,332	$579,767	$578,262
Income taxes	$2,807	$-0-	$3,201	$95,000
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
The following summarize information about stock options outstanding and exercisable as of February 28, 2006.

				Weighted Average
	#	Aggregate Intrinsic	Weighted Average	Remaining
	Options	Value	Exercise Price	Contractual Life

Options Outstanding	143,500	00	3.15	1.35

Options Exercisable	142,000	00	3.15	1.35

Effective September 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principals of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting

Standards No. 123, Accounting for Stock-based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation-Transition and Disclosure.
Under APB 25, no compensation expense was recorded in earnings for the Company’s stock based options and awards granted under the incentive stock option plan (“SOP”). The pro forma effects on net income and earnings per share for SOP awards were instead disclosed in a footnote to the financial statements. Under SFAS 123R, all share-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.
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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Reported Net Loss	$(616,250)	$(1,209,018)	$(951,037)	$(1,969,055)

Total Stock-based employee compensation expense included in the determination of reported net income	878	—	1,756	—
Total Stock-based employee compensation expense determined under fair value based method for all awards	(878)	(—)	(1,756)	(1,000)

Pro forma net loss for calculation of diluted earnings per share	$(616,250)	$(1,209,018)	$(951,037)	$(1,970,055)

Earnings per common share:
Basic — As reported	$(0.12)	$(0.23)	$(0.18)	$(0.37)

Basic — Pro forma	$(0.12)	$(0.23)	$(0.18)	$(0.37)

Diluted — As reported	$(0.12)	$(0.23)	$(0.18)	$(0.37)

Diluted — Pro forma	$(0.12)	$(0.23)	$(0.18)	$(0.37)

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
On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under operating income, embezzlement recovery, for the three and six months ended February 28, 2005. In August 2005, we filed suit in Dallas County to pursue our claims against potentially liable parties for losses incurred. The parties are currently conducting discovery.
In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against a former outside representative, alleging breach of fiduciary duty, tortuous interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agent. The defendant filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. Trial is reset for August 2006.
In June 2005, TST was served with the preference lawsuit by the Trustee of the estate of a former customer in the amount of $1.2 million.. The suit was based upon a gross preference demand. On February 16, 2006, the Company settled the preference action in the amount of $20,000 and the release of its claim in the bankruptcy.
The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2001, 2002, and 2003, were under examination by the Internal Revenue Service (“IRS”). The IRS had proposed adjustments to the fiscal years under examination. The matter was sent to the Appeals Division of the IRS, who on February 27, 2006, conceded all issues and no adjustments will be made to those fiscal years. In December 2005, the IRS began an examination of the Company’s Corporate Income Tax Return for the fiscal year ended August 31, 2004.
In June 2005, TST was served with a preference lawsuit from the Trustee of the estate of a former customer in the amount of approximately $194,000. The suit is based upon a gross preference demand and the Company believes subsequent to a full preference analysis and the Company’s utilization of various defenses, any resulting liability should be lowered to a materially reduced amount. Subsequent to the three month period ended February 28, 2006, the Company settled with the Trustee in the amount of $6,000, subject to confirmation by the Bankruptcy Court.
On January 19, 2006, Impreso, Inc. (the “Company”) was served with a shareholder derivative lawsuit. This action, is one in which one of the Company’s shareholders (the “plaintiff shareholder”) is asserting rights derived from the Company. The shareholder derivative action does not seek the recovery of damages from the Company, but rather asks that the Company recover damages in an unspecified amount from five of six members of the Company’s Board of Directors during a time period relevant to the petition’s allegations. The sixth, unnamed member of the Board of Directors during the relevant time period was appointed at the request of the plaintiff shareholder and voted in favor of the transactions about which the petition complains; the structure of the Company’s water bottling division, the Chief Executive Officer’s compensation package, and the Company conducting business with a company owned by the spouse of the Chief Executive Officer The parties are conducting discovery. Trial is set for November 2006.
11. SUBSEQUENT EVENTS
In January 2006, the Company leased a portion of its Chambersburg facility to a subtenant for a period of one year, at an annual rental rate of $206,000. Subsequent to the three months ended February 28, 2006, the Company leased an additional 24,000 square feet to the same subtenant on a month to month basis at a monthly rental rate of $6,700. In addition, on April 1, 2006, the Company leased a portion of its Chambersburg facility to a second subtenant for a period of three years, at an annual rental rate of $252,000.

The Company has also agreed to provide storage services in our Itasca, Illinois facility to a local business, which initiated in late February of 2006. The Company anticipates income from these services of approximately $6,000 to $10,000 per month.
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
For the three months ended February 28, 2005 and February 28, 2006, we recorded customer rebates in the amount of $847,000 and $ 1.1 million, respectively. For the six months ended February 28, 2005 and February 28, 2006, we recorded customer rebates in the amount of $2.3 million and $2.1, respectively. The customer rebates are recorded as a decrease to sales.
For the three months ended February 28, 2005 and February 28, 2006, we recorded advertising allowances in the amount of $194,000 and $217,000, respectively. For the six months ended February 28, 2005 and February 28, 2006, we recorded advertising allowances in the amount of $524,000 and $457,000, respectively. The advertising allowances are recorded as an SG&A expense.
For the three months ended February 28, 2005 and February 28, 2006, we recorded independent sales commissions in the amount of $50,000 and $86,000, respectively. For the six months ended February 28, 2005 and February 28, 2006, we recorded independent sales commissions in the amount of $130,000 and $123,000, respectively. The independent sales commissions are recorded as an SG&A expense.

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
SEGMENT ANALYSIS
SFAS No. 131,” Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Our operations are segregated into operating segments according to product category. Under this standard, as of February 28, 2006, we had two reportable operating segments: hardcopy imaging products and natural spring bottled water products. We evaluate the performance of each segment using pre-tax income or loss from continuing operations. The table below presents information as to our net sales, operating earnings and total assets for all reportable segments.

	Six Months Ended February 28, 2006		Six Months Ended February 28, 2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	$33,609,749	98.97%	$38,587,842	99.9%
Bottled water	$349,671	1.03%	$17,929	0.05%

Total	$33,959,420	100.00%	$38,605,771	100.00%

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	$(1,132,804)	80.54%	$(2,620,052)	89.74%
Bottled water	$(273,758)	19.46%	$(299,624)	10.26%

Total	$(1,406,562)	100.00%	$(2,919,676)	100.00%

	Three Months Ended February 28, 2006		Three Months Ended February 28, 2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	16,052,268	99.59%	—	—
Bottled water	66,459	0.41%	—	—

Total	16,118,727	100.00%	—	—

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	(766,992)	85.27%	—	—
Bottled water	(132,444)	14.73%	—	—

Total	$(899,436)	100.00%	—	—

	As Of February 28, 2006		As Of August 31, 2005
TOTAL ASSETS BY INDUSTRY SEGMENT
Hardcopy imaging products	$35,400,392	93.35%	$39,043,670	93.42%
Bottled water	$2,523,369	6.65%	$2,749,748	6.58%

Total	$37,923,761	100.00%	$41,793,418	100.00%

Results of Operations for the Interim Periods Ended February 28, 2006 and February 28, 2005.
Net Sales—Net sales decreased from 18.6 million in the three months ended February 29, 2005 to $16.1 million in the three months ended February 28, 2006 (“Second Quarter 2006”), a decrease of $2.5 million or 13.5%. Net sales decreased from $38.6 million in the six months ended February 29, 2005, to $34 million in the six months ended February 28, 2006, a decrease of $4.6 million or 12%. Net sales decreased in the three and six months period ended February 28, 2006, as compared to the corresponding periods of the prior year, due to a shrinking market in the continuous business forms segment of our industry and loss of customers resulting from our increased finished goods pricing.
Gross Profit-— Gross profit increased from $556,000 in the three months ended February 29, 2005, to $1.2 million in the Second Quarter 2006, an increase of 123%. Gross profit increased from $1.5 million in the six months ended February 28, 2005, to $2.8 million in the six months ended February 28, 2006, an increase of 85.3%. Gross profit margin for the Second Quarter increased to 7.7% as compared to 3 % for the three month period ended February 28, 2005. Gross profit margin for the six month period ended February 28, 2006, increased to 8.4% as compared to 4% for the six month period ended February 28, 2005. The increases in gross profit and gross profit margin for the three and six month periods ended February 28, 2006, resulted from reductions to overhead such as reductions in production workforce and employee benefits, and increases in finished goods pricing.
Selling, General, and Administrative Expenses—SG&A expenses decreased from $2.1 million in the three months ended February 28, 2005 to $1.9 million in the Second Quarter 2006. SG&A expenses decreased from $4.4 million in the six months ended February 28, 2005 to $3.7 million in the six months ended February 28, 2006. In the three and six month periods ended February 28, 2005, the decrease in SG&A expenses was primarily the result of a reduction in workforce and employee benefits. SG&A expenses as a percentage of net sales increased from 11.2 % in the three months ended February 28, 2005, to 11.9 % in the Second Quarter 2006. SG&A expenses as a percentage of net sales decreased from 11.3 % in the six months ended February 28, 2005, to 11 % in the six months ended February 28, 2006. The increase in SG&A as a percentage of sales for three month period ended February 28, 2006, is due to the decrease in net sales. The decrease in SG&A as a percentage of sales for six month period ended February 28, 2006, is due to workforce reductions and employee benefits in the quarter ended February 28,2005, and decreased travel and entertainment.
Interest Expense—Interest expense decreased from $339,000 in the three months ended February 28, 2005, to $274,000, or 19.1%, in Second Quarter 2006. Interest expense increased from $578,000 in the six months ended February 28, 2005, to $580,000, or 0.26%, in the six months ended February 28, 2006. The decrease of Interest Expense by 19.1% in the Second Quarter 2006 as compared to the three months ended February 28, 2005, resulted from using a lower interest rate letter of credit to pay down the principal on a higher rate lease. The increase of interest expense by 0.26% in the six months ended February 28, 2006, as compared to the corresponding period of the prior year is due to increases in the prime rate.
Income Taxes-— Income tax benefit decreased from $557,000 for the three months ended February 28, 2005, to $283,000 in Second Quarter 2006. Income tax benefit decreased from $951,000 for the six months ended February 28, 2005, to $456,000 in the six months ended February 28, 2006.The decreases in income tax benefit for Second Quarter 2006 and the six month period ended February 28, 2006, as compared to the corresponding periods of the prior year is due to a decrease in deferred expense and net losses.
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
Available borrowings under this line of credit, which accrued interest at prime plus .25% (7.75 % as of February 28, 2006), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 2006, there was a sufficient borrowing capacity remaining under the $15 million revolving line of credit. A portion of the net proceeds from the sale of our facility located in Kearneysville, West Virginia will be applied to reduce the outstanding borrowings on this line (See Footnote 6).
Borrowings under our line of credit decreased from $6.3 million at August 31, 2005, to $6.0 million at February 28, 2006, a decrease of $334,000 or 5.6%. A reduction of inventory primarily contributed to our decreased borrowing.
Working capital decreased to $10.2 million as of February 28, 2006, from $11.4 million at August 31, 2005. This represented a decrease of 10.4%. This decrease is primarily attributable to the $1.3 million decrease in inventory.
Net Cash Provided by/Used in Operating, Investing, and Financing Activities
Our operating activities provided $1.6 million of cash in the six month period ended February 28, 2006 and used $4 million in the six month period ended February 28, 2005. Cash provided by operations for the six month period ended February 28, 2006, was primarily the result of reductions in inventory and accounts receivable.
Cash used in investing activities was $33,000 for the six month period ended February 28, 2006. Cash used in investing activities was $690,000 for the six month period ended February 28, 2005. Cash used in investing activities for the six month period ended February 28, 2006, were due to expenditures for property, plant and equipment associated with the spring water bottling facility.
Cash used in financing activities was $1.5 million for the six month period ended February 28, 2006. Cash provided by financing activities was $5.3 million for the six month period ended February 28, 2005. Cash used in financing activities for the six month period ended February 28, 2006, was primarily used to pay down the line of credit, and a letter of credit which was collateral on the water bottling equipment lease.
Capital Expenditures
During the six month period ended February 28, 2006, we incurred $52,000 in capital expenditures: $33,000 in equipment for our water bottling operations, and $19,000 on upgrades to computer and plant equipment. During the six month period ended February 28, 2005, we spent $600,000 on capital expenditures consisting of equipment purchases associated with our new bottled spring water operations. We plan to make total capital expenditures of approximately $400,000 during Fiscal 2006.
Future Liquidity
Freight, fuel, and certain material costs which were not fully passed through to our customers adversely impacted our liquidity and capital resources in the First Quarter 2006. Management addressed this issue and believes we have corrected this in the Second Quarter 2006. In the six months ended February 28, 2006, we were not fully utilizing all of the real estate of our owned and leased facilities. At our Chambersburg, Pennsylvania plant, our largest square foot facility, as of April 1, 2006, two subtenants executed leases to occupy material portions of the space. However, one facility with two buildings in West Virginia remains empty and on the market to be sold. As of the date of filing this Form 10-Q, no contract is pending on this facility. Management has engaged a broker to sell another owned facility, with a possible lease-back or move to another less expensive location. The water bottling facility is operating and March begins the strongest season for sales of bottled water. Absent unforeseen circumstances these known trends and uncertainties indicates that our performance may stabilize by the end of our Fiscal 2006 year.
Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with the potential sale of our buildings, rent income and available borrowings under our revolving line of credit should be adequate to meet our anticipated requirements for working capital and debt service through the end of fiscal 2006. Such belief is based on certain assumptions, including the continuation of the state of current operations, and there can be no assurance that such assumptions are correct. The expansion of our operations into diversified products may require us to obtain additional capital. We anticipate that the funds required will be generated through an increase in our revolving line of credit.
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

As of February 28, 2006, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.
SUPPLY AND INVENTORY: HARDCOPY IMAGING PRODUCTS
Over the past decade domestic mills have been consolidating and working at curtailing supply by closing their older, less efficient production facilities. In the past six months the mills have been affected by the same increases we have experienced, such as increased energy costs to operate and higher costs in fuel for transportation. Most of the mills in the Untied States are on allocation or reserve system, unable to meet current demand. Backlogs at the mills are approximately 30 to 45 days. Certain mills have stopped manufacturing certain grades of paper, focusing resources on the most profitable items. In addition to these events, recent weakness of the U.S. dollar and increased demand for paper in other countries has impacted and reduced the amount of foreign paper being imported into the United States. In January and March of 2006, increases in pricing on raw paper materials were implemented by the domestic mills. The Company in response, implemented finished goods pricing immediately subsequent to those increases.
It is necessary for TST to maintain a sufficient inventory of finished goods and raw materials to adequately service its customers with just-in-time delivery. Our inability to pass along raw material and component increases could materially adversely effect our financial position and results of operation. We believe that paper stock raw material and component prices may continue to increase during the remainder of Fiscal 2006.
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
SUPPLY AND INVENTORY: NATURAL SPRING BOTTLED WATER
In Fiscal 2005, we started building bottled water inventory at our one bottling and four hardcopy image manufacturing facilities. We do not store bottled water products at public warehouses. Hurricanes Katrina and Rita created a large demand for our water products and substantially depleted our initial inventory. Water inventory requires more frequent inventory turns than hardcopy imaging products, since the shelf life of water is shorter. The increase in our sales created by the hurricanes at the end of the Fiscal 2005, has allowed us to build fresh water inventory for March 2006, which is the beginning of high demand season in the bottled water product cycle. Currently the Alexa Springs are producing substantially more spring water than we are bottling and selling.
Bottling and distribution costs, including plastic, fuel, and freight charges which increased in the First Quarter 2006, remained stable in the Second Quarter 2006. While not all of these increases were effectively passed through to our customers in First Quarter 2006, we have been successful in getting these increases through to a majority of our customers in Second Quarter 2006. Although we were successful in getting these increased costs through to a majority of our customers in the three months ended February 28, 2006, there can be no assurance that we will be able to increase finished goods pricing at the same pace as these component categories increase. Our inability to increase finished goods pricing that includes all of the manufacturing increased costs could materially adversely effect our financial position and results of operation. We believe that bottling and distribution costs, including plastic, fuel, and freight charges will remain stable in the remainder of Fiscal 2006.
MARKET CONDITIONS OF TST
In the three months ended November 30, 2005, we experienced significant increases in component pricing, and in the three months ended February 28, 2006, we experienced significant increases in raw paper material costs in our hard copy imaging segment of our business. Substantially most of the raw paper material and component increased costs are successfully being passed through to a majority of our customers. The finished goods pricing increase has contributed to a reduction of sales, but it also contributed to an increased gross profit margin.
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
We have targeted the small to mid range size private label market as the niche for us to gain market share in the bottled water industry. The size and configuration of our operations accommodates smaller batch runs of individualized labels, which may be economically disadvantageous for larger companies. We have also widened our channels of distribution, by soliciting advertising specialties, retailers, wholesalers, and food and beverage companies. We are expanding our product line by introducing new packaging options for our 16.9 oz. bottle size. Our original flat cap and light weight bottle was developed to promote ecology friendly packaging. The new options are sports cap tops and heavier bottles, which offer greater use and convenience for certain end users.
We have received a material increase in orders and revenue has increased 496% in bottled water sales in the three months ended February 28, 2006, as compared to the corresponding period of the prior year. We are seeing an increase of repeat orders which are more profitable. We have produced over 250 private label projects in the twelve months ended Second Quarter. In the industry for calendar year 2006, bottled water sales are projected to increase approximately 10-14%. Private labeled bottled water expected growth for calendar year 2006, the fastest growing segment in the bottled water industry category, is expected to be approximately 29%. It is predicted by the industry that bottled water consumption will surpass soft drinks in the next two years.
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
We had both fixed-rate and variable-rate debts as of February 28, 2006. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Our exposure to interest risks is not material. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.
The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at February 28, 2006, there was no material exposure to our financial position or results of operations.
Item 4. Controls and Procedures
The conclusions of the Company’s Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company’s disclosure controls and procedures and changes in internal controls as of February 28, 2006 are as follows:
a) They have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
b) There were no changes in the Company’s internal controls during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: April 12, 2006

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