Form 10-Q
period 2006-05-31
IMPRESO INC
filed 2006-07-17
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: Class of Common Stock, $0.01 Par Value, shares outstanding at July 14, 2006: 5,278,780.

IMPRESO, INC. AND SUBSIDIARIES
FORM 10-Q
May 31, 2006

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	May 31,	August 31,
	2006	2005
Current assets:
Trade accounts receivable, net of allowance for doubtful accounts of $1,026,941 May 31, 2006 and $1,414,042 as of August 31, 2005	$8,556,439	$8,996,319
Receivable, IRS	1,221,532	1,255,294
Inventories, net of reserves	15,163,853	16,753,921
Prepaid expenses and other	360,044	217,183
Assets held for sale	1,278,872	1,278,872
Deferred income tax assets	674,456	828,092

Total current assets	27,255,196	29,329,681

Property, plant and equipment, at cost	27,198,509	27,174,188
Less-Accumulated depreciation	(15,779,800)	(14,784,634)

Net property, plant and equipment	11,418,709	12,389,554

Noncurrent assets
Other assets	70,671	74,183
Deferred income tax assets	351,813	0

Total noncurrent assets	422,484	74,183

Total assets	$39,096,389	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	May 31,	August 31,
	2006	2005
Current liabilities:

Accounts payable	$8,475,657	$8,182,928
Accrued liabilities	876,402	796,834
Accrued commissions	1,002,255	954,231
Current maturities of long-term debt	1,103,187	1,718,028
Line of credit	6,029,632	6,306,354
Current maturities of prepetition debt	8,909	8,684

Total current liabilities	17,496,042	17,967,059

Deferred income tax liability	0	295,016
Deferred gain	483,770	611,826
Long-term debt, net of current maturities	6,772,959	7,562,876
Long-term portion of prepetition debt, net of current maturities	202,045	211,485

Total liabilities	24,954,816	26,648,262

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;	0	0
0 shares issued and outstanding
Common stock, $.01 par value; 15,000,000 shares authorized;	52,928	52,928
5,292,780 issued and 5,278,780 outstanding
Treasury stock (14,000 shares, at cost)	(38,892)	(38,892)
Additional paid-in capital	6,353,656	6,353,656
Retained earnings	7,773,881	8,777,464

Total stockholders’ equity	14,141,573	15,145,156

Total liabilities and stockholders’ equity	$39,096,389	$41,793,418

The accompanying notes are an integral part of the condensed consolidated financial statements

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Net sales	$17,842,095	$19,829,734	$51,801,515	$58,435,505
Cost of sales	15,741,361	18,733,138	46,855,162	55,782,864

Gross profit	2,100,734	1,096,596	4,946,353	2,652,641

Gain on sale of assets	(40,866)	(42,685)	(136,350)	(142,285)
Embezzlement recovery	0	0	(50)	(290,840)
Selling, general and administrative expense	1,878,242	2,220,005	5,624,900	6,728,183

Operating income (loss)	263,358	(1,080,724)	(542,147)	(3,642,417)

Other expenses (income):
Interest expense	281,220	322,641	860,987	900,903
Extinguishment of debt	0	(489,645)	0	(489,645)
Other expense (income), net	49,352	(65,384)	70,642	(285,662)

Total other expense	330,572	(232,388)	931,629	125,596

Loss before income tax expense	(67,214)	(848,336)	(1,473,776)	(3,768,013)

Income tax (benefit) expense:
Current	10,500	(407,828)	23,000	(1,629,201)
Deferred	(25,168)	133,138	(493,193)	403,890

Total income tax benefit	(14,668)	(274,690)	(470,193)	(1,225,311)

Net loss	$(52,546)	$(573,646)	$(1,003,583)	$(2,542,702)

Net loss per common share (basic and diluted)	$(0.01)	$(0.11)	$(0.19)	$(0.48)

Weighted average shares outstanding (basic and diluted)	5,278,780	5,278,780	5,278,780	5,278,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2006	2005

Cash Flows From Operating Activities
Net loss	($1,003,583)	($2,542,702)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	1,084,320	1,116,483
Decrease in provision for bad debt expense	679,564	(64,917)
(Decrease) increase in provision for losses of inventory	(13,277)	99,906
Gain on sale of property, plant and equipment	(8,294)	0
Change in deferred gain on sale of property	(128,056)	(142,284)
(Increase) decrease in deferred income tax (assets) liabilities	(493,193)	403,890
Extinguishment of Debt	0	489,645
Decrease in trade accounts receivable	1,119,444	4,997,994
Decrease (increase) in income tax receivable	33,762	(1,746,880)
Decrease in inventory	1,603,345	1,586,139
Increase in prepaid expenses and other	(142,861)	(467,656)
Decrease in non current assets	3,512	6,424
Increase (decrease) in accounts payable	292,729	(3,374,896)
Increase (decrease) in accrued liabilities	127,592	(536,836)

Net cash provided by (used) in operating activities	3,155,004	(175,690)

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(125,681)	(927,195)
Proceeds from sale of property, plant & equipment	20,500	40,145

Net cash used in investing activities	(105,181)	(887,050)

Cash Flows From Financing Activities:
Net (payments) borrowings on line of credit	(276,722)	1,395,025
Principal payments on prepetition debt	(9,215)	(7,899)
Principal (payments) borrowings on postpetition debt	(1,404,758)	130,807

Net cash (used in) provided by financing activities	(1,690,695)	1,517,933

Net increase in cash and cash equivalents	1,359,128	455,193

Cash and cash equivalents, beginning of period	0	173,313

Cash and cash equivalents, end of period	$1,359,128	$628,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPRESO, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND NATURE OF BUSINESS
Impreso, Inc., a Delaware corporation (referred to collectively with its subsidiaries as the “Company”), is the parent holding company of: two wholly owned subsidiaries TST/Impreso, Inc. (“TST”), a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets, and Alexa Springs, Inc. a natural spring water bottler; and Hotsheet.com, Inc., the owner and operator of the Hotsheet.com web portal. Currently, TST has one wholly owned subsidiary, TST/Impreso of California, Inc., which was formed to support the activities of the paper converting segment of the Company’s business.
2. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of May 31, 2006, and its results of operations for the three and nine months ended May 31, 2006 and May 31, 2005. The consolidated financial statements include Impreso, Inc. and the accounts of its subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated in consolidation. Results of the Company’s operations for the interim period ended May 31, 2006, may not be indicative of results for the full fiscal year. The following unaudited Interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
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
5. INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and include material, labor and factory overhead.
Inventories consisted of the following:

	May 31, 2006	August 31, 2005
Finished goods	$8,530,154	$9,408,114
Raw materials	5,997,962	6,327,885
Supplies	981,431	1,385,293
Work-in-process	103,633	95,233
Allowance for obsolete inventory	(449,327)	(462,604)

Total	$15,163,853	$16,753,921

6. ACCOUNTING FOR LONG-LIVED ASSETS
In March 2004, the Company began a lease with an unrelated party for a 414,000 square foot warehouse and manufacturing facility in Chambersburg, Pennsylvania to consolidate east coast operations. In July 2004, the Company exited and no longer utilized company owned buildings located in Kearneysville, West Virginia.
In the quarter ended November 30, 2004, the Company ceased depreciating the Kearneysville buildings and building improvements and reclassified the net book value of the land, building and building improvements in the amount of $1.3 million to assets held for sale. A contract for sale with a closing date of August 31, 2005, was terminated by the buyer in August 2005 after in-depth analysis revealed incompatibility with their required building configurations.
On June 29, 2006, the Company received a letter of Intent to purchase the property and replied with a counter offer for the sale of the facility.
The Company has determined the plan of sale criteria in the statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ has been met. Accordingly, the assets held for sale are classified as current and are carried at the lower of their carrying or fair value, less costs to sell.
7. LONG-TERM DEBT AND LINE OF CREDIT:
The following is a summary of long-term debt and line of credit:

	May 31,	August 31,
	2006	2005
Line of Credit with a commercial financial corporation under revolving credit line, Maturing November 2007, secured by inventories, trade accounts receivable, equipment, and goodwill associated with TST’s trademark “IMPRESO” (no value on financial statements), interest payable monthly at prime plus 0.25% (8.0% and 6.50%, as of May 31, 2006 and August 31, 2005, respectively).	$6,029,632	$6,306,354

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $4,457 (including interest at 7.25%), maturing November 2008.	160,001	184,645

Note payable to a commercial financial corporation, secured by real property and equipment, payable in monthly installments of $10,843 (including interest at 8.50%), maturing July 2010. Revolving lender’s blanket lien subordinated to note’s collateral.	454,202	511,580

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $2,834 (including interest at 5.5%), maturing October 2010.	131,633	149,972

Notes payable to various commercial financial corporations, secured by equipment, interest rates ranging from 0% to 7.897%, maturing at various dates from June 2006 through July 2008.	62,720	96,428

	May 31,	August 31,
	2006	2005
Notes payable to a commercial financial corporation, secured by real property and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $13,761 (including interest at 8%), maturing March 2011.	1,134,273	1,182,378

Note payable to a commercial financial corporation, secured by real property, payable in monthly installments of $40,454.51, including interest at prime plus 1.125% with a cap of 7.5% (7.5% and 7.375%, respectively as of May 31, 2006 and August 31, 2005) maturing September 2009.	4,208,470	4,318,812

Note payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,857 including interest at a variable rate equal to 30-day LIBOR plus 350 basis points, (8.11% and 6.7%, respectively as of May 31, 2006 and August 31, 2005), maturing February 2009.	589,286	767,857

Acquisition notes payable, unsecured, payable in monthly installments of $16,666, no interest, maturing February 2007.	217,593	296,463

Capital lease payable to a commercial financial corporation, secured by equipment, payable in monthly installments of $17,910, including interest at 8.5%, maturing October 2011. In October 2005, a portion of the collateral, a letter of credit, was applied to the lease to reduce the principal balance.	917,968	1,772,769

Prepetition-

Note payable to a commercial financial corporation, secured by real property and equipment and a personal guarantee by the trustee of a trust which is a principal stockholder of the Company, payable in monthly installments of $1,461 (including interest at 4%), maturing April 2008.	210,954	220,169

Total	$14,116,732	$15,807,427

Less Current Maturities	(7,141,728)	(8,033,066)

Long-Term Debt	$6,975,004	$7,774,361

Prepetition amount listed above represents the renegotiated amounts and terms under the 1993 plan of reorganization.
In June 2005, TST amended its revolving line of credit to extend the maturity date to November 2007. TST’s amended revolving credit line is limited to the lesser of $15 million or a percentage of eligible trade accounts receivable and inventories, as defined in the agreement. The remaining availability under the revolving credit line was $3.1 million as of May 31, 2006.
The line of credit, as amended, has a restrictive covenant requiring the maintenance of a minimum tangible net worth, as defined in the agreement. One of the notes payable contains restrictive covenants on current and debt to worth ratio, and the payment of cash dividends. As of May 31, 2005, the Company was in compliance with all covenants.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Cash paid during the period for:
Interest	$281,220	$318,030	$860,987	$885,386
Income taxes	$21,638	$50,724	$24,843	$120,724
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
9. LEGAL MATTERS
On September 18, 2002, TST filed a lawsuit against a vendor in the United States District Court for the Northern District of Texas — Dallas Division. TST’s general claim is that the vendor breached a Distributor Agreement entered into with TST in several material respects, including the vendor’s late delivery of paper products, the vendor’s delivery of defective product, and the vendor’s failure to properly credit TST’s accounts based upon these and other alleged breaches. The vendor responded by generally denying TST’s claims and asserting a counterclaim seeking to recover disputed accounts receivable and damages related to TST’s alleged interference with the vendor’s relationship with its lender. The Trial is set for October 2006.
On November 5, 2003, the Company discovered the Company’s payroll administrator was fraudulently diverting Company funds into her personal bank accounts. In November 2004, the Company and the insurer at the time the loss was discovered executed a partial settlement without waiving each party’s rights to proceed to suit or defend on the balance of the Company’s losses. Management believes recent legal developments could be persuasive in litigating different interpretations of defined terms within the policy, and therefore recovering the balance of up to $500,000 of the Company’s claim as filed with the Insurer. The fraudulently diverted funds were recorded in the Registrant’s consolidated financial statements for fiscal years ended August 31, 2001, 2002 and 2003, as salary expense. Partial reimbursement from the insurance company and the embezzler is recorded as a separate line item under operating income, embezzlement recovery, for the three and nine months ended May 31, 2005. In August 2005, we filed suit in Dallas County to pursue our claims against potentially liable parties for losses incurred. The parties are currently conducting discovery. TST and the insurer have filed cross motions for summary judgment on TST’s claim against the insurance company. Arguments on the motions will be heard by the Court on July 17, 2006.
In April 2004, TST filed a lawsuit in the 68th judicial district Dallas County against a former outside representative, alleging breach of fiduciary duty, tortuous interference with existing and prospective business relations, and civil conspiracy. The lawsuit seeks to enforce the duties of loyalty owed to TST by its sales agent. The defendant filed a counter claim alleging business disparagement and tortious interference with existing and prospective business relations. Trial is set for August 2006.
The Company’s Corporate Income Tax Returns for the fiscal years ending August 31, 2004 are currently under examination by the Internal Revenue Service (“IRS”).

On January 19, 2006, Impreso, Inc. (the “Company”) was served with a shareholder derivative lawsuit. This action, is one in which one of the Company’s shareholders (the “plaintiff shareholder”) is asserting rights derived from the Company. The shareholder derivative action does not seek the recovery of damages from the Company, but rather asks that the Company recover damages in an unspecified amount from five of six members of the Company’s Board of Directors during a time period relevant to the petition’s allegations. The sixth, unnamed member of the Board of Directors during the relevant time period was appointed at the request of the plaintiff shareholder and voted in favor of the transactions about which the petition complains; the structure of the Company’s water bottling division, the Chief Executive Officer’s compensation package, and the Company conducting business with a company owned by the spouse of the Chief Executive Officer The parties are conducting discovery. Trial is reset for March 2007.
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
Revenue Recognition
TST records sales of hard copy imaging and bottled water products when products are shipped to customers. Our revenue recognition policy complies with the required four revenue recognition criteria: Our customers’ purchase orders or on line authorizations and our order acknowledgments include the terms of the sale and are binding on the customer, persuasive evidence that a transaction exists; Delivery has occurred, as risk of loss of the product has passed to the customer; The purchase orders, on line authorizations and order acknowledgments make our price to our customer fixed and determinable; Finally, we assess the likelihood of collecting credit accounts prior to revenue recognition and are reasonably assured the sales are collectible due to our credit policies and collection methods. The Company reserves against doubtful accounts based upon historical experience and management’s evaluation of existing economic conditions. Consistent monitoring of the accounts receivable allows us to determine if an account’s collection is becoming compromised. We reinvestigate delinquent customers to see if there may be a slow pay trend or economic condition affecting this customer. Subsequent to this inquiry, we evaluate our doubtful account reserve and if the information reflects additional exposure, we increase our reserve accordingly. Hotsheet.com, Inc. generates its revenue by click through fee advertising revenues and commissions earned. Click through fees are generated when traffic is sent from the Hotsheet.com website, via a link, to a vendor’s website. Commissions are generated when the linked traffic makes purchases. The revenue is recognized upon receipt, which at this time does not differ significantly from accrual basis.

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
For the three months ended May 31, 2005 and May 31, 2006, we recorded customer rebates in the amount of $1.3 million and $1.2 million, respectively. For the nine months ended May 31, 2005 and May 31, 2006, we recorded customer rebates in the amount of $3.6 million and $3.3 million, respectively. The customer rebates are recorded as a decrease to sales.
For the three months ended May 31, 2005 and May 31, 2006, we recorded advertising allowances in the amount of $267,000 and $240,000, respectively. For the nine months ended May 31, 2005 and May 31, 2006, we recorded advertising allowances in the amount of $791,000 and $696,000, respectively. The advertising allowances are recorded as an SG&A expense.
For the three months ended May 31, 2005 and May 31, 2006, we recorded independent sales commissions in the amount of $195,000 and $24,000, respectively. For the nine months ended May 31, 2005 and May 31, 2006, we recorded independent sales commissions in the amount of $325,000 and $76,000, respectively. The independent sales commissions are recorded as an SG&A expense.
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
SEGMENT ANALYSIS
SFAS No. 131,” Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Our operations are segregated into operating segments according to product category. Under this standard, as of May 31, 2006, we had two reportable operating segments: hardcopy imaging products and natural spring bottled water products. We evaluate the performance of each segment using pre-tax income or loss from continuing operations. The table below presents information as to our net sales, operating earnings and total assets for all reportable segments.

	Nine Months Ended May 31, 2006		Nine Months Ended May 31, 2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	$51,314,686	99.06%	$58,435,505	100.00%
Bottled water	486,829	0.94	0.00	0.00

Total	51,801,515	100.00	58,435,505	100.00

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	(1,140,435)	77.38	(3,768,013)	100.00
Bottled water	(333,341)	22.62	0.00	0.00

Total	(1,473,776)	100.00	(3,768,013)	100.00

	Three Months Ended May 31,2006		Three Months Ended May 31,2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
NET SALES BY INDUSTRY SEGMENT
Hardcopy imaging products	17,704,937	99.23	19,829,734	100.00
Bottled water	137,158	0.77	0.00	0.00

Total	17,842,095	100.00	19,829,734	100.00

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS
Hardcopy imaging products	(7,631)	11.35	(848,336)	100.00
Bottled water	(59,583)	88.65	0.00	0.00

Total	(67,214)	100.00	(848,336)	100.00

	As Of May 31, 2006		As Of August 31, 2005
TOTAL ASSETS BY INDUSTRY SEGMENT
Hardcopy imaging products	36,648,617	93.74	39,043,670	93.42
Bottled water	2,447,772	6.26	2,749,748	6.58

Total	$39,096,389	100.00%	$41,793,418	100.00%
Results of Operations for the Interim Periods Ended May 31, 2006 and May 31, 2005.
Net Sales—Net sales decreased from $20 million in the three months ended May 31, 2005 to $18 million in the three months ended May 31, 2006 (“Third Quarter 2006”), a decrease of $2 million or 10%. Net sales decreased from $58 million in the nine months ended May 31, 2005, to $52 million in the nine months ended May 31, 2006, a decrease of $7 million or 11.4%. Net sales decreased in the three and nine month periods ended May 31, 2006, as compared to the corresponding periods of the prior year, due to a shrinking market in the continuous business forms segment of our industry and loss of customers resulting from our increased finished goods pricing.
Gross Profit-— Gross profit increased from $1.1 million in the three months ended May 31, 2005, to $2.1 million in the Third Quarter 2006, an increase of 91.6%. Gross profit increased from $2.7 million in the nine months ended May 31, 2005, to $4.9 million in the nine months ended May 31, 2006, an increase of 86.5%. Gross profit margin for the Third Quarter 2006 increased to 11.8% as compared to 5.5 % for the three month period ended May 31, 2005. Gross profit margin for the nine month period ended May 31, 2006, increased to 9.5% as compared to 4.5% for the nine month period ended May 31, 2005. The increases in gross profit and gross profit margin for the three and nine month periods ended May 31, 2006, resulted from increased finished goods pricing.
Selling, General, and Administrative Expenses—SG&A expenses decreased from $2.2 million in the three months ended May 31, 2005 to $1.9 million in the Third Quarter 2006. SG&A expenses decreased from $6.7 million in the nine months ended May 31, 2005 to $5.6 million in the nine months ended May 31, 2006. In the three and nine month periods ended May 31, 2006, the decrease in SG&A expenses resulted from reductions in employee benefits, and decreased travel and entertainment. SG&A expenses as a percentage of net sales decreased from 11.2 % in the three months ended May 31, 2005, to 10.5 % in the Third Quarter 2006. SG&A expenses as a percentage of net sales decreased from 11.5 % in the nine months ended May 31, 2005, to 10.8 % in the nine months ended May 31, 2006. The decrease in SG&A as a percentage of sales for three and nine month periods ended May 31, 2006, as compared to prior year periods, resulted from reductions in employee benefits, and decreased travel and entertainment.
Interest Expense—Interest expense decreased from $323,000 in the three months ended May 31, 2005, to $281,000, or 12.8%, in Third Quarter 2006. Interest expense decreased from $901,000 in the nine months ended May 31, 2005, to $861,000 or 4.4%, in the nine months ended May 31, 2006. The decrease of Interest Expense for the three and nine month periods ended May 31, 2006, as compared to the prior year periods resulted from using a lower interest rate letter of credit to pay down the principal on a higher rate financing lease, and lower borrowings on the line of credit.
Income Taxes-— Income tax benefit decreased from $275,000 for the three months ended May 31, 2005, to $15,000 in Third Quarter 2006. Income tax benefit decreased from $1.2 million for the nine months ended May 31, 2005, to $470,000 in the nine months ended May 31, 2006. The decreases in income tax benefit for Third Quarter 2006 and the nine month period ended May 31, 2006, as compared to the corresponding periods of the prior year, is due to a reduction in the deferred asset resulting from NOL carry forwards.

Liquidity and Capital Resources
The decline in the continuous feed business forms market is materially impacting our net sales and revenues, and adversely affecting our liquidity, capital resources and results of operations. Since January 2005, the Company has materially reduced operating costs by reducing the workforce and employee benefits, selling and subleasing real estate, and implementing revised pricing policies which includes an energy surcharge.
In January 2006, the Company leased a portion of its Chambersburg facility to a subtenant for a period of one year, at an annual rental rate of $206,000. In the quarter ended May 31, 2006, the Company leased an additional 24,000 square feet to the same subtenant on a month to month basis at a monthly rental rate of $6,700. On April 1, 2006, the Company leased a portion of its Chambersburg facility to a second subtenant for a period of three years, at an annual rental rate of $252,000. The Company has also agreed to provide storage services in our Itasca, Illinois facility to a local business, which began in February 2006. The Company anticipates income from these services of approximately $6,000 to $10,000 per month.
Management has partially compensated for the maturity and decline of the continuous feed business forms segment of our sales by branching into other hard copy imaging products such as cut sheet, value added, and add roll products to replace the lost revenue from the sales of continuous feed products. However, the increase in revenue attributable to these categories has not increased in proportion to the decline of the continuous feed business forms sales. Our diversification into another product category, bottled spring water, started generating sales in Fiscal 2005. Bottled spring water did not utilize our existing equipment and during the start up phase necessitated the acquisition of new facilities and equipment, thereby depleting capital resources and reducing liquidity. This, combined with other events, collectively adversely impacted operations. However, the long term investment in this product category will maximize the efficiency of our selling force, administration, and distribution infrastructure due to opposite seasonal cycles of consumption. Whereas in the summer months, hard copy imaging products may slow, the bottled water business is at its peak.
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
Available borrowings under this line of credit, which accrued interest at prime plus .25% (8.0 % as of May 31, 2006), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 2006, there was a sufficient borrowing capacity remaining under the $15 million revolving line of credit. A portion of the net proceeds from the sale of our facility located in Kearneysville, West Virginia will be applied to reduce the outstanding borrowings on this line (See Footnote 6).
Borrowings under our line of credit decreased from $6.3 million at August 31, 2005, to $6 million at May 31, 2006, a decrease of $300,000 or 4.8%. A reduction of inventory primarily contributed to our decreased borrowing.
Working capital decreased to $9.8 million as of May 31, 2006, from $11.4 million at August 31, 2005. This represented a decrease of 14%. This decrease is primarily attributable to the $1.6 million decrease in inventory.

Net Cash Provided by/Used in Operating, Investing, and Financing Activities
Our operating activities provided $1.8 million of cash in the nine month period ended May 31, 2006 and used $176,000, in the nine month period ended May 31, 2005. Operating cash flows for the nine month period ended May 31, 2005 was used primarily for reductions in accounts payable. Cash provided by operations for the nine month period ended May 31, 2006, was primarily the result of reductions in inventory and accounts receivable.
Cash used in investing activities was $105,000 for the nine month period ended May 31, 2006. Cash used in investing activities was $887,000 for the nine month period ended May 31, 2005. Cash used in investing activities for the nine month period ended May 31, 2005, was due to expenditures for property, plant and equipment associated with the spring water bottling facility, partially offset by proceeds from asset dispositions.
Cash used in financing activities was $1.7 million for the nine month period ended May 31, 2006. Cash provided by financing activities was $1.5 million for the nine month period ended May 31, 2005. Cash provided by financing activities for the nine month period ended May 31, 2005, was due to increased borrowings on our line of credit and financed expenditures associated with our new bottled spring water operations. Cash used in financing activities for the nine month period ended May 31, 2006, was primarily used to pay down long term debt, the line of credit, and a letter of credit which was collateral on the water bottling equipment lease.
Capital Expenditures
During the nine month period ended May 31, 2006, we incurred $126,000 in capital expenditures: $33,000 in upgrading equipment for our water bottling operations, and $93,000 on upgrades to building and plant equipment. During the nine month period ended May 31, 2005, we spent $784,000 on capital expenditures consisting of equipment purchases associated with our new bottled spring water operations. We plan to make total capital expenditures of approximately $300,000 during Fiscal 2006.
Future Liquidity
Escalating freight, fuel, and certain material costs which were not fully passed through to our customers adversely impacted our liquidity and capital resources in the First Quarter 2006. Management addressed these issues and believes these costs are now being adequately captured. We were not fully utilizing all of the real estate of our owned and leased facilities and in early 2006, two subtenants executed leases to occupy material portions of our Chambersburg, Pennsylvania plant. Our West Virginia facility remains empty and on the market to be sold. As of the date of filing this Form 10-Q, a letter of intent has been received and a counter offer extended, but no definitive agreement for sale has been reached on this facility. Management has engaged a broker to sell another owned facility, with a possible lease-back or move to another less expensive location. The water bottling facility is operating and May 2006 reflected a 75% increase in our bottled water sales from April 2006.
Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with our tax refund, the potential sale of our buildings, rent income and available borrowings under our revolving line of credit should be adequate to meet our anticipated requirements for working capital and debt service through the next twelve months. Such belief is based on certain assumptions, including the continuation of the state of current operations, and there can be no assurance that such assumptions are correct. The expansion of our operations into diversified products may require us to obtain additional capital. We anticipate that the funds required will be generated through an increase in our revolving line of credit.
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
As of May 31, 2006, we did not own derivative or other financial instruments for trading or speculative purposes. We do not use financial instruments and, therefore, the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” did not have a material impact on our financial position or results of operations.
SUPPLY AND INVENTORY: HARDCOPY IMAGING PRODUCTS
Over the past decade domestic mills have been consolidating and working at curtailing supply by closing their older, less efficient production facilities. In the past nine months the mills have been affected by the same increases we have experienced, such as increased energy costs to operate and higher costs in fuel for transportation. Most of the mills in the Untied States are on allocation or reserve system, unable to meet current demand. Backlogs at the mills are approximately 30 to 45 days. Certain mills have stopped manufacturing certain grades of paper, focusing resources on the most profitable items. In addition to these events, recent weakness of the U.S. dollar and increased demand for paper in other countries has impacted and reduced the amount of foreign paper being imported into the United States. In January and March of 2006, increases in pricing on raw paper materials were implemented by the domestic mills. The Company in response, implemented finished goods pricing immediately subsequent to those increases.
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
TST bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in its finished goods inventory decline, or if prices for raw materials required increase, or if new technology is developed that renders obsolete products distributed and held in inventory by TST, the Company’s business could be materially adversely affected.
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
SUPPLY AND INVENTORY: NATURAL SPRING BOTTLED WATER
The shelf life of water is shorter than the other products we carry, therefore our bottled water inventory requires more frequent inventory turns than hardcopy imaging products. In addition, we do not store bottled water products at public warehouses. In Fiscal 2005, Hurricanes Katrina and Rita created a large demand for our water products and substantially depleted our inventory. We spent the winter months rebuilding our bottled water inventory for summer 2006, the high demand season in the bottled water product cycle. Currently the Alexa Springs are producing substantially more spring water than we are bottling and selling.
Bottling and distribution costs, including plastic, fuel, and freight charges which increased in the First Quarter 2006, remained stable in the second and third quarters of 2006. While not all of these increases were effectively passed through to our customers in First Quarter 2006, we were successful in getting these increases through to a majority of our customers in the second and third quarters of 2006. Although we were successful in getting these increased costs through to a majority of our customers in the three months ended May 31, 2006, there can be no assurance that we will be able to increase finished goods pricing at the same pace as these component categories increase. Our inability to increase finished goods pricing that includes all of the manufacturing increased costs, could materially adversely effect our financial position and results of operation. We believe that bottling and distribution costs, including plastic, fuel, and freight charges will remain stable for the remainder of Fiscal 2006.
MARKET CONDITIONS OF TST
In the three months ended May 31, 2006, we experienced a significant increase in raw paper material costs in our hard copy imaging segment of our business. Substantially most of the raw paper material and component increased costs are successfully being passed through to a majority of our customers. The finished goods pricing increase has contributed to a reduction of sales, but it also contributed to an increased gross profit margin.
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
We have targeted the small to mid range size private label market as the niche for us to gain market share in the bottled water industry. The size and configuration of our operations accommodates smaller batch runs of individualized labels, which may be economically disadvantageous for larger companies. We have also widened our channels of distribution, by soliciting advertising specialties, retailers, wholesalers, and food and beverage companies. We expanded our product line by introducing new packaging options for our 16.9 oz. bottle size. Our original flat cap and light weight bottle was developed to promote ecology friendly packaging. The new options are sports cap tops and heavier bottles, which offer a wider range of use and convenience for certain end users.
We have received a material increase in orders and revenue has increased 100% in bottled water sales in the three months ended May 31, 2006, as compared to the three months ended February 28, 2006. We are also seeing an increase of repeat orders which are more profitable. We have produced approximately 300 private label projects in the twelve months prior to June 1, 2006. In calendar year 2006, the industry predicts bottled water sales may increase approximately 10-14%. Private labeled bottled water expected growth for calendar year 2006, the fastest growing segment in the bottled water industry category, is expected to be approximately 29%. It is predicted by the industry that bottled water consumption will surpass soft drinks in 2008.
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
We had both fixed-rate and variable-rate debts as of May 31, 2006. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Our exposure to interest risks is not material. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.
The estimated fair value of our total long-term fixed rate and floating rate debt approximates carrying value. Based upon our market risk sensitive debt outstanding at May 31, 2006, there was no material exposure to our financial position or results of operations.
Item 4. Controls and Procedures
The conclusions of the Company’s Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company’s disclosure controls and procedures and changes in internal controls as of May 31, 2006 are as follows:
a) They have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
b) There were no changes in the Company’s internal controls during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Dated: July 17, 2006

Impreso, Inc.
(Registrant)

/s/ Marshall D. Sorokwasz Marshall D. Sorokwasz
Chairman of the Board, Chief Executive Officer, President, and Director

/s/ Susan M. Atkins Susan M. Atkins
Chief Financial Officer and Vice President