Form 10-K/A
period 2005-08-31
IMPRESO INC
filed 2006-08-25
CIK 1108345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Explanatory Note
This amendment to the Company’s Form 10-K for the fiscal year ended August 31, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 (“Original Filing”) corrects certain disclosure with respect to the holders of record. This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing and this amendment to Form 10-K does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.
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
On November 25, 2005, the closing price for the common stock on the NCM was $ 1.080 and the common stock was held by approximately 91 holders of record.
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
Dated: August 25, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Marshall D. Sorokwasz	Chairman of the Board,	August 25, 2006

Marshall D. Sorokwasz	President, Principal Executive Officer and Treasurer

/s/ Richard D. Bloom	Senior Vice President of Operations,	August 25, 2006

Richard D. Bloom	Director

/s/ Donald E. Jett	Secretary, Director	August 25, 20065

Donald E. Jett

/s/ Susan M. Atkins	Vice President of Finance,	August 25, 2006

Susan M. Atkins	Principal Financial Officer, Principal Accounting Officer

/s/ Jay W. Ungerman	Director	August 25, 2006

Jay W. Ungerman

/s/ Robert F. Torisio	Director	August 25, 2006

Robert F. Troisio

/s/ Ian Ratner	Director	August 25, 2006

Ian Ratner